Form 10-Q
period 1994-03-31
ENRON CORP
filed 1994-05-16
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994



                Commission File Number 1-3423
                         ENRON CORP.
   (Exact name of registrant as specified in its charter)


           Delaware                            47-0255140
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)                  Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                           77002
(Address of principal executive               (Zip Code)
           Offices)


                       (713) 853-6161
    (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
Yes [X]    No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at April 30,

 Common Stock, $.10 Par Value             250,871,368 shares




                          1 of 19

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                        Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1994 and 1993               3
        Consolidated Balance Sheet - March 31, 1994
         and December 31, 1993                              4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1994 and 1993               6
        Notes to Consolidated Financial Statements          7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   9


PART II. OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of
            Security Holders                               17

   ITEM 5. Other Information                               17

   ITEM 6. Exhibits and Reports on Form 8-K                18

                PART I. FINANCIAL INFORMATION
                ITEM 1. FINANCIAL STATEMENTS
                ENRON CORP. AND SUBSIDIARIES
                CONSOLIDATED INCOME STATEMENT
          (In Thousands, Except Per Share Amounts)
                         (Unaudited)

                                                       Three Months Ended
                                                             March 31,

                                                          1994        1993
Revenues                                              $2,449,725  $1,857,455
Costs and Expenses
  Cost of gas and other products sold                  1,782,393   1,256,460
  Operating expenses                                     222,385     197,329
  Amortization of deferred contract reformation costs     24,368      24,809
  Oil and gas exploration expenses                        16,050      12,874
  Depreciation, depletion and amortization               115,048     110,218
  Taxes, other than income taxes                          31,336      31,236
                                                       2,191,580   1,632,926
Operating Income                                         258,145     224,529
Other Income and Deductions
  Equity in earnings of unconsolidated subsidiaries       14,205      19,301
  Interest income                                          9,427       7,742
  Other, net                                              54,289      16,678
Income before Interest, Minority Interests
 and Income Taxes                                        336,066     268,250
Interest and Related Charges, net                         69,689      71,687
Dividends on Preferred Stock of Subsidiary                 4,275           -
Minority Interests                                         6,052       6,041
Income Taxes                                              82,987      44,293
Net Income                                               173,063     146,229
Preferred Stock Dividends                                  3,722       4,521
Earnings on Common Stock                              $  169,341  $  141,708

Earnings per Share of Common Stock
  Primary                                             $      .70  $      .60

  Fully diluted                                       $      .65  $      .55

Average Number of Common Shares Used in
 Primary Computation                                     242,483     237,530

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                       (In Thousands)
                         (Unaudited)

                                                 March 31,    December 31,
                                                   1994           1993

ASSETS

Current Assets
  Cash and cash equivalents                    $   135,728   $   140,240
  Trade receivables                                699,540       783,603
  Other receivables                                166,335       205,956
  Transportation and exchange gas receivable        92,241       102,887
  Inventories                                       46,788       197,737
  Deferred contract reformation costs               91,460       103,520
  Assets from price risk management activities     260,795       279,715
  Other                                            231,317       204,952
     Total Current Assets                        1,724,204     2,018,610

Investments and Other Assets
  Investments in unconsolidated subsidiaries       796,253       697,084
  Deferred contract reformation costs              151,794       168,479
  Assets from price risk management activities     824,630       887,342
  Other                                          1,018,097     1,010,028
     Total Investments and Other Assets          2,790,774     2,762,933

Property, Plant and Equipment, at cost          10,785,228    10,886,858
  Less accumulated depreciation, depletion
   and amortization                              4,176,540     4,164,086
     Net Property, Plant and Equipment           6,608,688     6,722,772

Total Assets                                   $11,123,666   $11,504,315

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                       (In Thousands)
                         (Unaudited)

                                                     March 31,   December 31,
                                                        1994         1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $   822,530   $ 1,477,290
  Transportation and exchange gas payable               95,104        98,569
  Accrued taxes                                        140,265        88,837
  Accrued interest                                      59,527        53,292
  Billings in excess of costs on uncompleted
   contracts                                            52,178        45,380
  Liabilities from price risk management
   activities                                          513,903       609,403
  Deferred revenue                                      31,111        48,804
  Other                                                228,501       254,014
     Total Current Liabilities                       1,943,119     2,675,589

Long-Term Debt                                       2,890,818     2,661,240

Deferred Credits and Other Liabilities
  Deferred income taxes                              1,838,446     1,860,237
  Deferred revenue                                     300,866       327,802
  Liabilities from price risk management
   activities                                          295,822       330,209
  Other                                                681,035       615,839
     Total                                           3,116,169     3,134,087

Minority Interests                                     192,926       196,275

Preferred Stock of Subsidiary Company                  213,750       213,750
Shareholders' Equity
  Preferred stock, cumulative, $100 par value                -             -
  Preference stock, cumulative, $1 par value                 -             -
  Second preferred stock, cumulative, $1 par value     141,779       149,668
  Common stock $0.10 par value                          25,071        24,910
  Additional paid-in capital                         1,732,588     1,707,938
  Retained earnings                                  1,226,445     1,104,986
  Cumulative foreign currency translation
   adjustment                                         (133,804)     (138,704)
  Other                                               (225,195)     (225,424)
     Total                                           2,766,884     2,623,374

Total Liabilities and Shareholders' Equity         $11,123,666   $11,504,315

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          1994        1993

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net Income                                           $ 173,063   $ 146,229
  Depreciation, depletion and amortization               115,048     110,218
  Oil and gas exploration expenses                        16,050      12,874
  Amortization of deferred contract reformation costs     24,368      24,809
  Deferred income taxes                                   46,833      (3,483)
  Gain on sale of assets                                 (24,433)     (9,245)
  Regulatory, litigation and other contingency
   adjustments                                           (15,035)     (1,227)
  Changes in components of working capital              (475,970)   (241,726)
  Deferred contract reformation costs                    (18,342)    (55,051)
  Deferred revenues                                       (4,179)      5,336
  Net assets from price risk management activities       (48,255)   (102,485)
  Other, net                                                 842     (84,085)
Net Cash Used in Operating Activities                   (210,010)   (197,836)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments           194,776       9,321
  Additions to property, plant and equipment            (118,657)   (116,236)
  Other, net                                             (50,742)   (141,792)
Net Cash Provided by (Used in) Investing Activities       25,377    (248,707)
Cash Flows From Financing Activities
  Issuance of long-term debt                                 320      23,210
  Net increase in short-term borrowings                  260,106     670,776
  Decrease in long-term debt                             (30,973)   (102,916)
  Acquisition of treasury stock                             (412)    (52,271)
  Issuance of treasury stock                                   -       4,505
  Issuance of common stock                                 9,677       3,739
  Dividends paid                                         (58,597)    (47,514)
  Decrease in receivable from ESOP                             -      10,000
  Decrease in other long-term obligations                      -     (15,405)
Net Cash Provided by Financing Activities                180,121     494,124
Increase (Decrease) in Cash and Cash Equivalents          (4,512)     47,581
Cash and Cash Equivalents, Beginning of Period           140,240     141,689
Cash and Cash Equivalents, End of Period               $ 135,728   $ 189,270

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by Enron Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron Corp. believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron Corp.'s Annual Report on Form 10-K for the year ended December 31, 1993 (Form 10-K).

    Certain  reclassifications have been made  in  the  1993
amounts to conform with the 1994 presentation.

    "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by Enron Corp.'s subsidiaries and affiliates whose operations are managed by their respective officers.

2. Supplemental Cash Flow Information

   Net cash received for income tax refunds was $6.2 million for the first quarter of 1994. Cash paid for income taxes, net of refunds received, for the first quarter of 1993 was $27.4 million. Cash paid for interest expense for the same periods, net of amounts capitalized was $50.9 million and $50.4 million, respectively.

    Changes in components of working capital are as  follows
(in thousands):

                                  1994           1993

Receivables                   $(271,426)     $(328,847)
Inventories                       63,601        103,802
Prepayments                     (31,548)        (8,441)
Payables                       (212,265)       (19,168)
Accrued taxes                     61,537         28,202
Accrued interest                   6,235          8,306
Other                           (92,104)       (25,580)

   Total                      $(475,970)     $(241,726)

         ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Litigation

   As reported in Form 10-K, TransAmerican Natural Gas Corporation (TransAmerican) has filed a petition against Enron Corp. and Enron Oil & Gas Company (EOG) alleging breach of confidentiality agreements, misappropriation of trade secrets and unfair competition with respect to four tracts in Webb County, Texas, which EOG leased for their oil and gas exploration and development potential.
TransAmerican seeks actual damages of $100 million and exemplary damages of $300 million. EOG has filed claims against TransAmerican and its sole shareholder alleging fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican take nothing on its claims against
Enron  Corp.   As  to EOG, trial is set for September  1994.
Although no assurances can be given, Enron Corp. believes that TransAmerican's claims are without merit and that the
ultimate  resolution  of  this  matter  will  not   have   a
materially adverse effect on its financial position or results of operations.

    As reported in Form 10-K, a pipeline company in which an Enron affiliate has a minority interest and for which an Enron affiliate has served as operator, has filed a petition against Enron and certain affiliates alleging an unspecified amount of damages relating to the operation of such pipeline company. Based upon information currently available, it is not possible to predict the outcome of such litigation; however, Enron believes that the result will not have a materially adverse effect on Enron's financial position or results of operations.

4. EOTT Energy Partners, L.P.

    During March 1994, EOTT Energy Corp., a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (EOTT, L.P.) in exchange for common and subordinated units in EOTT, L.P. EOTT Energy Corp. sold all of its common units in EOTT, L.P. in an underwritten public offering. The sale of common units resulted in net proceeds to Enron of $180.5 million which were used to reduce debt and for other general corporate purposes. EOTT Energy Corp. continues to own 42.4% of EOTT, L.P. through ownership of 7 million subordinated units and its 2% ownership as general partner.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

First Quarter 1994
vs. First Quarter 1993

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's first quarter 1994 net income increased to approximately $173 million as compared to approximately $146 million during the first quarter of 1993. The $27 million increase in consolidated net income primarily reflects improved income before interest, minority interests and income taxes for the transportation and operation, gas services, exploration and production and international segments. This increase was partially offset by lower income before interest, minority interests and income taxes for the gas processing segment combined with higher income taxes. The first quarter of 1994 includes a $15 million pretax gain from the sale of a portion of Enron's investment in EOTT Energy Partners, L.P. Earnings per share rose to $.70 in the first quarter of 1994 from $.60 in the same period in 1993, while the average number of primary common shares increased 2% during the comparable periods.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                     First Quarter    Increase
                                      1994   1993    (Decrease)

Transportation and Operation          $153   $131       $22
Gas Services                            62     50        12
Exploration and Production              41     31        10
Gas Processing                         (13)    16       (29)
International Gas and Power Services    51     34        17
Corporate and Other                     42      6        36
   Total                              $336   $268       $68

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management and operation of pipelines, liquids plants and power facilities, Enron's crude oil marketing and transportation operations conducted by EOTT Energy Corp. (EOTT) (see Note 4 of the Notes to Consolidated Financial Statements) and
Enron's  investment  in  liquids pipeline  operations.   The
segment realized a $22 million increase in IBIT for the first quarter of 1994 as compared to the same period in 1993. The increase was due primarily to increases in IBIT realized by the regulated natural gas pipelines and the crude oil marketing and transportation operations. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues  of  the  transportation and operation  segment
decreased approximately $115 million (27%) during the  first quarter of 1994 as compared to the same period in 1993.  The
decrease  in  revenues  primarily  reflects  reduced   sales
revenue  at Northern Natural Gas Company (Northern  Natural)
as  that  pipeline is now primarily a transporter of natural
gas.   Northern Natural's sales volumes decreased  from  553
million cubic feet per day (Mmcf/d) to 146 Mmcf/d and total transport volumes increased from 4,227 Mmcf/d to 4,865 Mmcf/d when comparing the first quarter of 1993 to the same period in 1994.

COST OF GAS AND OTHER PRODUCTS SOLD

     The cost of gas and other products sold by the transportation and operation segment decreased by $101 million (81%) during the first quarter of 1994 compared to the same period in 1993 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now primarily a transporter of natural gas.

OPERATING EXPENSES

    Operating expenses in the transportation and operation segment declined 12% during the first quarter of 1994 as compared to the same period in 1993. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to system modernization and lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to being primarily transporters of natural gas.

   Depreciation expense for the transportation and operation segment decreased $5 million (17%) during the first quarter of 1994 as compared to the same period in 1993 primarily as a result of a the sale of certain assets and full depreciation of certain offshore pipeline assets.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries declined by $6 million (57%) during the first quarter of 1994 as compared to the same period in 1993 reflecting reduced earnings from Northern Border Pipeline Company (Northern Border) as a result of Enron's contribution of its investment in Northern Border to Northern Border Partners, L.P., a master limited partnership (the Partnership), and Enron's subsequent sale of a portion of its interest in the Partnership in an underwritten public offering. Other income, net increased $18 million primarily due to the continued resolution of regulatory and contractual matters on Enron's interstate natural gas pipelines. Interest income increased due to carrying charges associated with recoverable deferred transition costs.

GAS SERVICES

    Enron's Gas Services segment (EGS) had a $12 million (24%) increase in IBIT for the first quarter of 1994 as compared to the same period in 1993. This increase was due primarily to the continued growth of the physical and financial risk management services provided to the natural gas business and increased earnings in natural gas liquids activities. Offsetting these increases was a decline in earnings associated with EGS's North American power ventures. EGS can be categorized into four business lines:
Gas, Power, Finance and Liquids. The following discussion analyzes the contributions to IBIT for each of these businesses.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    Volume and price statistics (including intercompany amounts) are as follows:

                                               1994      1993

  Physical/Notional Quantities (BBtu/d) (1)
     Firm (2)                                 6,475     3,757
     Interruptible (3)                          716       643
     Transport Volumes                          576       441
     Financial Settlements (Notional)        14,330     3,158
       Total                                 22,097     7,999

     Production Payments and Financings
      Arranged (In Millions)                $  12.4    $ 23.8

     Fixed Price Contract Originations
      (TBtue) (4)                             1,400       833

Liquids Marketing (MMgal) (5)
  Domestic NGL Marketed                         663       661
  International NGL Marketed                     92       202
  MTBE Marketed                                  65        59

(1) Billion British thermal units per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Deliveries of gas on a best-efforts basis.
(4) Trillion British thermal unit equivalent.
(5) Million gallons.

    The Gas operations include price risk management and origination activities as well as physical natural gas trading and transportation activities. The earnings from these activities increased in 1994 primarily as a result of increases in sales volumes, including greater sales activities as a result of the April 1993 acquisition of the operations of Louisiana Resources Company and expansion into the Canadian market.

   Earnings from EGS's Power and Finance sectors declined in 1994 as compared to the first quarter of 1993 due to a decrease in production payments and financings arranged and lower Power-related originations during the period. Based on current transactions being negotiated, both sectors expect increased originations for total year 1994 as compared to 1993.

    The Liquids business of EGS includes the natural gas liquids marketing activities and the Clean Fuels business, which consists of the methanol and methyl tertiary butyl ether businesses. Earnings increased in 1994 due to commodity price risk management activities, and the reflection of Clean Fuels contractual commitments at market value, partially offset by lower product prices.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    EGS's net unallocated expenses such as rent, systems expenses and other support group costs increased in 1994 as compared to 1993 due to continued expansion into new markets and system upgrades.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased to $41 million in the first quarter of 1994 from $31 million in the same period of 1993. The following discussion analyzes the significant changes in the segment's results.

    Volume and price statistics (including intercompany amounts) are as follows:

                                           1994      1993
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(3)               799       705
  Crude Oil and Condensate (MBbl/d) (1)    10.8       9.7
  Natural Gas Liquids (MBbl/d)              0.7       0.7
Wellhead Average Prices
  Natural Gas ($/Mcf) (2)(4)               1.91      1.76
  Crude Oil and Condensate ($/Bbl) (2)    12.83     17.56
  Natural Gas Liquids ($/Bbl)              8.37     12.37
Other Natural Gas Marketing
  Volumes (MMcf/d) (3)                      341       289
  Average Gross Revenue ($/Mcf)            2.53      2.52
  Associated Costs ($/Mcf) (5)             2.35      2.25
  Margin ($/Mcf)                           0.18      0.27

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the three-month periods ended March 31, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes an average equivalent wellhead value of $1.61/Mcf and $1.67/Mcf for the three-month periods ended March 31, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5) Including transportation and exchange differentials.

REVENUES

    The exploration and production segment's gross revenues increased 11% during the first quarter of 1994 as compared to the same period in 1993. The increased revenues are attributable to a 9% increase in average wellhead natural gas prices combined with a 13% increase in average wellhead natural gas volumes, partially offset by the effects of 27% lower average prices for crude oil and condensate.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities increased $4 million (13%) from the first quarter of 1993 compared to the same period in 1994 due to 4% higher average associated costs per Mcf combined with an 18% increase in other natural gas marketing volumes.

    Operating expenses for the exploration and production segment increased $7 million (18%) during the first quarter of 1994 when compared to the same period in 1993 primarily reflecting increased international operations and overall higher costs associated with certain employee related expenses.

    Depreciation, depletion and amortization (DD&A) expense increased $5 million reflecting an increase in production volumes partially offset by an average DD&A rate decrease from $0.87 per thousand cubic feet equivalent (Mcfe) in the first quarter of 1993 to $0.83 per Mcfe in the first quarter of 1994. The DD&A rate decrease is primarily due to production from international operations at an average DD&A rate significantly less than the North American operations average DD&A rate.

    Other income, net increased $6 million due primarily to gains on sales of oil and gas properties.

GAS PROCESSING

    The  gas processing segment's IBIT decreased $29 million
primarily  due  to  decreased  margins  and  volumes.    The
following discussion analyzes the significant changes in the segment's results.

    Volume and price statistics (including intercompany amounts) are as follows:

                                         1994      1993

   Total Production Volumes (MMgal)       271       330
   Processing Margin ($/Gal)           $0.0480   $0.1200

   The following discussion further analyzes the significant changes in the segment's results.

MARGINS

    Margins of the gas processing segment decreased when comparing the first quarter of 1994 to the same period last
year.   The decline primarily reflects lower product  prices
resulting from lower crude oil prices and higher natural gas feedstock prices. Average West Texas intermediate crude price declined to $13.16 from $17.64 for the first quarter of 1994 compared to the same period in 1993. Volumes also decreased due to unfavorable margins.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



INTERNATIONAL GAS AND POWER SERVICES

    The  international segment's IBIT increased $17 million.
The following discussion analyzes the significant changes in the segment's results.

REVENUES

    Revenues for the international segment decreased $8 million (4%) primarily due to decreased revenues earned by the international gas liquids marketing operations as a result of a 54% decrease in sales volumes reflecting reduced spot market activity partially offset by revenues of approximately $31 million from the promotion on the sale of certain liquids processing facilities at Teesside.

COSTS AND EXPENSES

     The cost of gas and other products sold by the international segment decreased $33 million as a result of the sales volume decrease discussed above.

    Depreciation expense increased $4 million as a result of increased investment in certain international natural gas liquids assets.

CORPORATE AND OTHER

    The corporate and other segment's IBIT is $42 million in the first quarter of 1994 as compared to $6 million in the first quarter of 1993. The 1994 results include a gain related to the sale of 10 million common units of EOTT Energy Partners, L.P. and general and administrative expense reductions, including benefits related to the renegotiation of certain lease obligations.

INTEREST EXPENSE, NET

    Interest and related charges, shown net of capitalized interest, decreased from approximately $72 million in the first quarter of 1993 to $70 million in the first quarter of 1994. The decrease in interest is primarily due to lower total obligations.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

    Dividends on preferred stock of subsidiary company are related to the issuance of 8.55 million shares of Enron
Capital  L.L.C.  8%  Cumulative  Guaranteed  Monthly  Income
Preferred Shares in November 1993.

         PART I. FINANCIAL INFORMATION - (Concluded)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



INCOME TAXES

    Income taxes increased during the first quarter of 1994 as compared to the first quarter of 1993 primarily as a result of increased pretax income, an increase in the corporate Federal tax rate from 34% to 35% and a decrease in tight gas sand credits from $14 million to $8 million.

FINANCIAL CONDITION

    Cash  used in operating activities totaled approximately
$210 million as compared to $198 million during the same period last year.

    Cash used in investing activities totaled $249 million during the first quarter of 1993 as compared to cash provided of $25 million during the same period in 1994. The decrease primarily reflects decreased expenditures in connection with Enron's investment in Argentina and power projects.

    Cash provided by financing activities totaled $180 million during the first quarter of 1994 as compared to $494 million during the same period in 1993. During the first quarter of 1994, net issuances of short- and long-term debt totaled $229 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and meet working capital requirements.

   At March 31, 1994, Enron had a working capital deficit of $219 million as compared to a deficit of $657 million at December 31, 1993. The improvement primarily reflects decreases in accounts payable and liabilities from price risk management activities. Enron is able to fund its working capital deficit through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

    Total capitalization at March 31, 1994 was $6 billion. Debt as a percentage of total capitalization was 47.7% at March 31, 1994 as compared to 46.7% at year-end 1993. The increase primarily reflects the increase in debt levels occurring during the first quarter of 1994 as discussed above.

                 PART II. OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Enron Corp. was held on May 3, 1994. The matters voted upon, other than the election of directors and procedure items, were as follows:

(a)  The   stockholders  voted  189,027,499  shares  in  the
     affirmative and 9,214,586 shares in the negative, with 11,240,933 shares abstaining, to approve an amendment to Enron's Restated Certificate of Incorporation to change to a variable rate the dividend characteristics of the $10.50 Cumulative Second Preferred Convertible Stock.

(b) The stockholders voted 218,393,680 shares in the affirmative and 12,093,581 shares in the negative, with 4,308,022 shares abstaining, to approve the Enron Corp. Performance Unit Plan, the purpose of which is to advance the interests of Enron and its subsidiaries and their stockholders by providing long-term incentive compensation tied to increases in stockholder value to those key executive employees who are in a position to make substantial contributions to the long-term financial success of Enron and its subsidiaries.

(c) The stockholders voted 216,252,280 shares in the affirmative and 14,422,120 shares in the negative, with 3,760,883 shares abstaining, to approve the Enron Corp. Annual Incentive Plan, which is designed to recognize, motivate and reward exceptional accomplishments toward annual corporation objectives.

(d) The shareholders voted 211,790,139 shares in the affirmative and 16,670,973 shares in the negative, with 4,483,157 shares abstaining, to approve an amendment to the Enron Corp. 1991 Stock Plan, which increased the number of shares authorized for granting awards under the Plan.

ITEM 5. Other Information

As described above, at the 1994 Annual Meeting of Stockholders there was submitted for stockholder approval a resolution that will amend Enron's Restated Certificate of Incorporation by amending Paragraph (A) and Paragraph (B) of the resolution of the Board of Directors set forth in the Certificate of Designation of the $10.50 Cumulative Second Preferred Convertible Stock (the "Preferred Stock")
(the "Charter Amendment").

          PART II. OTHER INFORMATION - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



The Charter Amendment will become effective when the appropriate Certificate of Amendment to Enron's Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware. Enron intends to file the amendment during the second quarter of 1994.

The effect of the Charter Amendment will be to change to a variable rate the dividend characteristics of the Preferred Stock. The new dividend policy will provide that holders of the Preferred Stock receive the higher of $10.50 per share or the equivalent that would be paid if the Preferred Stock were converted into Common Stock.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current  report  on  Form  8-K  dated  March  1,   1994
     containing   Enron   Corp.'s   Consolidated   Financial
     Statements for the year ended December 31, 1993.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 13, 1994        By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)