Form 10-Q
period 1994-06-30
ENRON CORP
filed 1994-08-12
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994



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

            Class                     Outstanding at July 31, 1994

 Common Stock, $.10 Par Value              251,624,615 shares






                           1 of 25

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended June 30, 1994 and 1993 and
           Six Months Ended June 30, 1994 and 1993            3
       Consolidated Balance Sheet - June 30, 1994
           and December 31, 1993                              4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1994 and 1993                6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      9

PART II. OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                  24


          PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
          ENRON CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF INCOME
    (In Thousands, Except Per Share Amounts)
                   (Unaudited)

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                  1994         1993         1994         1993

Revenues                                      $1,897,762   $1,907,115   $4,347,488   $3,764,570
Costs and Expenses
   Cost of gas sold                              904,278      925,738    2,246,940    1,771,621
   Cost of other products sold                   467,264      450,988      906,996      861,566
   Operating expenses                            249,884      250,563      472,269      447,892
   Amortization of deferred contract
    reformation costs                             20,528       19,269       44,896       44,078
   Oil and gas exploration expenses               22,233       14,829       38,283       27,703
   Depreciation, depletion and amortization      109,825      108,011      224,873      218,228
   Taxes, other than income taxes                 22,834       26,943       54,170       58,179
                                               1,796,846    1,796,341    3,988,427    3,429,267
Operating Income                                 100,916      110,774      359,061      335,303
Other Income and Deductions
   Equity in earnings of unconsolidated
    subsidiaries                                  23,473       27,461       37,678       46,762
   Interest income                                 8,064        4,723       17,492       12,465
   Other, net                                     36,250        8,716       90,538       25,393
Income before Interest, Minority Interest
 and Income Taxes                                168,703      151,674      504,769      419,923
Interest and Related Charges, net                 67,401       76,621      137,090      148,308
Dividends on Preferred Stock of Subsidiary         4,275            -        8,550            -
Minority Interest                                  6,842        6,705       12,894       12,746
Income Taxes                                      14,584        7,103       97,571       51,396
Net Income                                        75,601       61,245      248,664      207,473
Preferred Stock Dividends                          3,721        4,295        7,443        8,815
Earnings on Common Stock                       $  71,880    $  56,950   $  241,221   $  198,658
Earnings Per Share of Common Stock
   Primary                                     $    0.30    $    0.24   $     0.99   $     0.84

   Fully diluted                               $    0.28    $    0.23   $     0.93   $     0.78

Average Number of Common Shares Used in
 Primary Computation                             243,546      237,832      242,986      237,702
Average Number of Common Shares Used in
 Fully Diluted Computation                       267,092      264,962      266,769      265,456

The accompanying notes are an integral part of these consolidated financial statements.


               PART I. FINANCIAL INFORMATION - (Continued)
               ITEM 1. FINANCIAL STATEMENTS - (Continued)
                     ENRON CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)
                              (Unaudited)

                                                    June 30,    December 31,
                                                      1994          1993
ASSETS

Current Assets
  Cash and cash equivalents                       $  120,024      $140,240
  Trade receivables                                  482,004       783,603
  Other receivables                                   69,116       205,956
  Transportation and exchange gas receivable         114,786       102,887
  Inventories                                        119,031       197,737
  Deferred contract reformation costs                 75,932       103,520
  Assets from price risk management activities       390,232       279,715
  Other                                              199,078       204,952
                                                   1,570,203     2,018,610

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                    1,011,992       697,084
  Deferred contract reformation costs                142,426       168,479
  Assets from price risk management activities     1,045,616       887,342
  Other                                            1,051,870     1,010,028
                                                   3,251,904     2,762,933

Property, Plant and Equipment, at cost            10,832,148    10,886,858
  Less accumulated depreciation, depletion
   and amortization                                4,232,259     4,164,086
                                                   6,599,889     6,722,772

Total Assets                                     $11,421,996   $11,504,315

The accompanying notes are an integral part of these consolidated financial statements.


             PART I. FINANCIAL INFORMATION - (Continued)
             ITEM 1. FINANCIAL STATEMENTS - (Continued)
                     ENRON CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                           (In Thousands)
                             (Unaudited)

                                               June 30,      December 31,
                                                 1994           1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $  694,769    $ 1,477,290
  Transportation and exchange gas payable        94,830         98,569
  Accrued taxes                                  86,357         88,837
  Accrued interest                               50,964         53,292
  Liabilities from price risk management
   activities                                   623,504        609,403
  Other                                         326,694        348,198
                                              1,877,118      2,675,589

Long-Term Debt                                3,206,185      2,661,240

Deferred Credits and Other Liabilities
  Deferred income taxes                       1,819,996      1,860,237
  Deferred revenue                              278,391        327,802
  Liabilities from price risk management
   activities                                   355,055        330,209
  Other                                         675,383        615,839
                                              3,128,825      3,134,087

Minority Interests                              196,465        196,275

Preferred Stock of Subsidiary Company           213,750        213,750

Shareholders' Equity
  Preferred stock, cumulative, $100 par value         -              -
  Preference stock, cumulative, $1 par value          -              -
  Second preferred stock, cumulative, $1 par
   value                                        141,719        149,668
  Common stock, $0.10 par value                  25,149         24,910
  Additional paid in capital                  1,756,035      1,707,938
  Retained earnings                           1,249,752      1,104,986
  Cumulative foreign currency translation
   adjustment                                  (147,801)      (138,704)
  Other, including Flexible Equity Trust       (225,201)      (225,424)
                                              2,799,653      2,623,374

Total Liabilities and Shareholders' Equity  $11,421,996    $11,504,315

The accompanying notes are an integral part of these consolidated financial statements.


                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In Thousands)
                              (Unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                      1994        1993

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
   Net income                                      $ 248,664   $ 207,473
   Depreciation, depletion and amortization          224,873     218,228
   Oil and gas exploration expenses                   38,283      27,703
   Amortization of deferred contract
    reformation costs                                 44,896      44,078
   Deferred income taxes                              50,137      (2,940)
   Gain on sale of assets                            (43,563)     (4,181)
   Regulatory, litigation and other contingency
    adjustments                                      (26,275)      8,444
   Changes in components of working capital         (433,488)   (364,098)
   Deferred contract reformation costs               (34,502)    (96,649)
   Deferred revenues                                  (4,249)      6,273
   Net assets from price risk management
    activities                                      (229,844)     (5,568)
   Other, net                                          9,561    (173,791)
Net Cash Used in Operating Activities               (155,507)   (135,028)
Cash Flows From Investing Activities
   Proceeds from sale of assets and investments      219,374     149,196
   Additions to property, plant and equipment       (269,710)   (253,834)
   Amortization of production payment                (21,494)    (46,643)
   Equity investments                               (216,018)   (280,048)
   Other investments                                 (34,888)    (11,920)
Net Cash Used in Investing Activities               (322,736)   (443,249)
Cash Flows From Financing Activities
   Issuance of long-term debt                         27,278     197,673
   Net increase in short-term borrowings             651,620     722,441
   Decrease in long-term debt                       (134,202)   (208,236)
   Acquisition of treasury stock                        (724)    (77,949)
   Issuance of treasury stock                              -      14,046
   Issuance of common stock                           27,776       5,576
   Dividends paid                                   (113,721)    (93,353)
   Decrease in other long-term obligations                 -     (22,758)
   Decrease in receivable from ESOP                        -      10,000
Net Cash Provided by Financing Activities            458,027     547,440
Decrease in Cash and Cash Equivalents                (20,216)    (30,837)
Cash and Cash Equivalents, Beginning of Period       140,240     141,689
Cash and Cash Equivalents, End of Period           $ 120,024   $ 110,852

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto incorporated into Enron's Annual Report on Form 10-K for the year ended December 31, 1993 (Form 10-K).

    Certain  reclassifications have been made  in  the  1993
amounts to conform with the 1994 presentation.

    "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates, which are from time to time referenced herein for reporting purposes as business segments. In material respects, the businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes for the first half of 1994 and 1993 was $29.5 million and $61.1 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $126.7 million and $134.1 million, respectively.

    Changes in components of working capital for the first half of 1994 and 1993 are as follows (in thousands):

                                  1994         1993

Receivables                   $  20,783     $(458,477)
Inventories                      (7,273)       23,656
Prepayments                       3,516       (38,850)
Payables                       (340,300)      194,898
Accrued taxes                     7,629        (7,515)
Accrued interest                 (2,328)         (464)
Other                          (115,515)      (77,346)
                              $(433,488)    $(364,098)

         ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LITIGATION

    As reported in the Form 10-K, TransAmerican Natural Gas Corporation (TransAmerican) has filed a petition against Enron Corp. and Enron Oil & Gas Company (EOG) alleging breach of confidentiality agreements, misappropriation of trade secrets and unfair competition with respect to four tracts in Webb County, Texas, which EOG leased for their oil and gas exploration and development potential. TransAmerican seeks actual damages of $100 million and exemplary damages of $300 million. EOG has filed claims against TransAmerican and its sole shareholder alleging common law fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican take nothing on its claims against Enron Corp. As to EOG, the trial date, which was most recently set for September 12, 1994, has been continued and there is no current setting. Although no assurances can be given, Enron Corp. and EOG believe that TransAmerican's claims are without merit. Enron Corp. believes that the ultimate resolution of this matter will not have a materially adverse effect on its financial position or results of operations.

   As reported in the Form 10-K, a pipeline company in which an Enron affiliate has a minority interest and for which an Enron affiliate has served as operator, has filed a petition against Enron and certain affiliates alleging an unspecified amount of damages relating to the operation of such pipeline company. Based upon information currently available, it is not possible to predict the outcome of such litigation; however, Enron believes that the result will not have a materially adverse effect on Enron's financial position or results of operations.

4. EOTT ENERGY PARTNERS, L.P.

    During March 1994, EOTT Energy Corp. (EOTT), a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (the EOTT Partnership) in exchange for common and subordinated units in the EOTT Partnership. EOTT continues to own 42.4% of the EOTT Partnership. Accordingly, the EOTT Partnership's results of operations are reflected as equity in earnings of unconsolidated subsidiaries.

5. SUBSEQUENT EVENT

    During August 1994, Enron Capital Resources, L.P., a Delaware limited partnership in which Enron Corp. is the sole general partner, issued 3 million shares of 9% Cumulative Preferred Securities, Series A at a price to the public of $25.00 per share. Net proceeds of approximately
$72.6 million were loaned to Enron by Enron Capital Resources, L.P. and used by Enron to reduce indebtedness and for other corporate purposes.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 1994
vs. Second Quarter 1993

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's second quarter 1994 net income increased to approximately $76 million as compared to approximately $61 million during the second quarter of 1993. Net income in the second quarter of 1994 benefited from strong performances in the gas services segment as well as lower interest expense. These increases were partially offset by lower income before interest, minority interests and income taxes for the domestic gas processing and international segments. Earnings per share rose to $0.30 in the second quarter of 1994 from $0.24 in the same period in 1993.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                         Second Quarter    Increase
                                         1994      1993   (Decrease)

Transportation and Operation             $ 74      $ 73       $ 1
Gas Services                               49        21        28
Gas Processing                             (2)        4        (6)
Exploration and Production                 38        32         6
International  Gas  and Power  Services    13        19        (6)
Corporate and Other                        (3)        3        (6)

   Total                                 $169      $152       $17

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management and operation of pipelines, liquids plants and power facilities and Enron's investment in crude oil marketing and transportation operations and liquids pipeline operations. The segment realized a $1 million increase in IBIT for the second quarter of 1994 as compared to the same period in 1993. The increase was due primarily to increases in IBIT realized by the regulated natural gas pipelines offset by decreases in earnings from Northern Border Pipeline and EOTT Energy Corp. (EOTT), resulting from changes in ownership interest discussed below. Subsequent to the second

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



quarter of 1993, Enron contributed its investment in Northern Border Pipeline (Northern Border) to Northern Border Partners, L.P., a master limited partnership (the Northern Border Partnership) and subsequently sold a portion of its interest in the Northern Border Partnership. Additionally, in the first quarter of 1994 EOTT, a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (the EOTT Partnership). EOTT continues to own 42.4% of the EOTT Partnership. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased approximately $101 million (33%) during the second quarter of 1994 as compared to the same period in 1993. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now primarily a transporter of natural gas. Northern Natural's sales volumes decreased from 343 million cubic feet per day (Mmcf/d) to 73 Mmcf/d and total transport volumes increased from 3,747 Mmcf/d to 4,256 Mmcf/d when comparing the second quarter of 1993 to the same period in 1994. Additionally, revenues decreased as a result of decreased ownership interest in the EOTT Partnership.

COST OF GAS AND OTHER PRODUCTS SOLD

     The  cost  of  gas  and  other  products  sold  by  the
transportation and operation segment decreased by $60 million (83%) during the second quarter of 1994 compared to the same period in 1993 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now primarily a transporter of natural gas.

OPERATING EXPENSES

    Operating expenses in the transportation and operation segment declined 32% during the second quarter of 1994 as compared to the same period in 1993. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to system modernization and lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to being primarily transporters of natural gas. Additionally, operating expenses decreased as a result of decreased ownership interest in the EOTT Partnership.

   Depreciation expense for the transportation and operation segment decreased $5 million (17%) during the second quarter of 1994 as compared to the same period in 1993 primarily as a result of a the sale of certain assets, full depreciation of certain offshore pipeline assets and decreased ownership interest in the EOTT Partnership.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries remained unchanged during the second quarter of 1994 as compared to the same period in 1993 reflecting reduced earnings from Northern Border as a result of Enron's decreased ownership interest in the Northern Border Partnership offset by increased earnings from Citrus Corp. as a result of increased allowance for funds used during construction related to the Phase III expansion of Florida Gas Transmission's pipeline system (Phase III) and the formation of the EOTT Partnership. Other income, net decreased $4 million for the second quarter of 1994 compared to the same period in 1993. The decrease was primarily due to the inclusion in 1993 of adjustments to certain regulatory reserves partially offset by establishment of reserves in connection with the implementation of the Federal Energy Regulatory Commission's Order 636. Interest income increased $4 million for the second quarter of 1994 compared to the same period in 1993 due to carrying charges associated with recoverable deferred transition costs.

GAS SERVICES

    Enron's Gas Services segment (EGS) had a $28 million (133%) increase in IBIT for the second quarter of 1994 as compared to the same period in 1993. This increase was due primarily to increased earnings from the Power sector reflecting significant contract originations from selling natural gas to power plants, as well as increased earnings in the Gas sector and Clean Fuels portion of the Liquids sector. Offsetting these increases was a decline in earnings associated with EGS' finance activities. The following discussion analyzes the contributions from the Gas, Power, Finance and Liquids business units.

    Volume and price statistics (including intercompany amounts) are as follows:

                                             Second Quarter
                                             1994       1993

  Physical/Notional Quantities (BBtu/d) (1)
     Firm (2)                                6,237     3,756
     Interruptible (3)                         433       923
     Transport Volumes                         624       602
     Financial Settlements (Notional)        9,992     2,904
       Total                                17,286     8,185

     Production Payments and Financings
      Arranged (In Millions)                $198.3    $164.1

     Fixed Price Contract Originations
      (TBtue) (4)                            1,608       956

Liquids Marketing (MMgal) (5)
  Domestic NGL Marketed                        502       620
  International NGL Marketed                   127       132
  MTBE Marketed                                 73        52



         PART I. FINANCIAL INFORMATION - (Continued)

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

    The Gas operations include price risk management and origination activities as well as physical natural gas trading and transportation activities. The earnings from these activities increased in the second quarter of 1994 primarily as a result of increased earnings from contract originations and other risk management activities.

    EGS' Power sector includes activities in North America such as providing natural gas contract services to the power industry, managing power-related assets and marketing and supplying electricity. Earnings increased significantly for 1994 due to the completion of long-term contracts related to supplying natural gas to gas-fired power plants.

     Although total production payments and financings arranged in the Finance business were greater in 1994 than 1993, earnings were lower in the second quarter of 1994 primarily due to differences in the types of transactions originated in each of these periods and the timing of the income recognition from those transactions.

    The  Liquids  business of EGS includes the  natural  gas
liquids (NGL) marketing activities and the Clean Fuels business, which consists of the methanol and methyl tertiary butyl ether (MTBE) businesses. Earnings increased in 1994 due to success and development of new products and service offerings as well as increased market prices in the Clean Fuels business. This increase was partially offset by decline in the domestic NGL marketing activities due to lower product prices.

    EGS' net unallocated expenses such as rent, systems expenses and other support group costs increased in 1994 as compared to 1993 due to continued expansion into new markets, system upgrades, and overhead associated with operational asset management.

GAS PROCESSING

    The gas processing segment's IBIT decreased $6 million primarily due to decreased margins and volumes.

    Volume and price statistics (including intercompany amounts) are as follows:

                                         Second Quarter
                                         1994      1993

   Total Production Volumes (MMgal)       295       321
   Processing Margin ($/Gal)           $0.072    $0.098

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


   The following discussion analyzes the significant changes in the segment's results.

MARGINS

    Margins of the gas processing segment decreased when comparing the second quarter of 1994 to the same period last year. The decline primarily reflects lower product prices resulting from lower crude oil prices. Production levels were also reduced due to unfavorable margins.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased to $38 million in the second quarter of 1994 from $32 million in the same period of 1993. The following discussion analyzes the significant changes in the segment's results.

    Volume and price statistics (including intercompany amounts) are as follows:

                                            Second Quarter
                                            1994      1993
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(3)                760       695
  Crude Oil and Condensate (MBbl/d) (1)     12.3       9.5
  Natural Gas Liquids (Mbbl/d) (1)           0.6       0.5
Wellhead Average Prices
  Natural Gas ($/Mcf) (2)(4)                1.65      2.02
  Crude Oil and Condensate ($/Bbl) (2)     15.80     17.51
  Natural Gas Liquids ($/Bbl) (2)          10.34     12.55
Other Natural Gas Marketing
  Volumes (MMcf/d) (1)(3)                    334       277
  Average Gross Revenue ($/Mcf) (2)         2.37      2.61
  Associated Costs ($/Mcf) (2)(5)           2.08      2.38
  Margin ($/Mcf) (2)                        0.29      0.23

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Dollars  per  thousand  cubic  feet  or  per  barrel,  as applicable.
(3) Includes  48 MMcf per day and 103 MMcf per  day  for  the
    three-month  periods  ended  June  30,  1994   and   1993,
    respectively,  delivered  under the  terms  of  volumetric
    production  payment  and  exchange  agreements   effective
    October 1, 1992, as amended.
(4) Includes   an  average  equivalent  wellhead   value   of
    $1.24/Mcf and $1.58/Mcf for the three-month periods ended June 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5) Including transportation and exchange differentials.

REVENUES

    The exploration and production segment's gross revenues increased slightly during the second quarter of 1994 as compared to the same period in 1993. The increased revenues are attributable to a 9% increase in wellhead natural gas volumes, despite the curtailment of United States production by as much as 15% to 20%, offset by an 18% decrease in average wellhead natural gas prices. Crude oil and condensate volumes increased 29%, reflecting production from Trinidad, while average prices for crude oil and condensate decreased 10%.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities remained unchanged from the second quarter of 1993 compared to the same period in 1994 due to 9% lower average associated costs per Mcf combined with a 21% increase in other natural gas marketing volumes.

    Operating expenses for the exploration and production segment increased $10 million (24%) during the second quarter of 1994 when compared to the same period in 1993 primarily reflecting increased international operations and an unsuccessful well drilled in the Gulf of Mexico.

    Depreciation, depletion and amortization (DD&A) expense increased $4 million reflecting an increase in production volumes partially offset by an average DD&A rate decrease from $0.85 per thousand cubic feet equivalent (Mcfe) in the second quarter of 1993 to $0.82 per Mcfe in the second quarter of 1994. The DD&A rate decrease is primarily due to production from Trinidad operations at an average DD&A rate significantly less than the North American operations average DD&A rate.

    Taxes other than income decreased approximately $6 million primarily due to a $4 million reduction in state franchise taxes and reductions in state severance taxes due to lower taxable United States wellhead volumes and lower average prices.

    Other income, net increased $11 million due primarily to gains on sales of oil and gas properties.

INTERNATIONAL GAS AND POWER SERVICES

    The international segment includes international power, gas liquids processing and pipeline operations. The segment's IBIT decreased $6 million. The following discussion analyzes the significant changes in the segment's results.

REVENUES

     Revenues for the international segment decreased primarily due to the transfer of the international gas liquids marketing operations to the Gas Services segment in the second quarter of 1994, partially offset by revenues from gas liquids processing at the Teesside liquids plant which became operational during the third quarter of 1993.

COSTS AND EXPENSES

     The cost of gas and other products sold by the international segment decreased as a result of the transfer discussed above. Operating expense increased primarily as a result of increased international activities.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries declined by $4 million during the second quarter of 1994 compared to the same period in 1993 reflecting reduced earnings from Enron Americas, Inc.'s investment in Madosa, a Venezuelan manufacturing operation. Other income, net increased $13 million primarily due to foreign currency exchange gains realized by Enron Americas, Inc.

INTEREST AND RELATED CHARGES, NET

    Interest and related charges, shown net of capitalized interest, decreased from approximately $77 million in the second quarter of 1993 to $67 million in the second quarter of 1994. The decrease in interest expense is primarily due to lower interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

     Dividends of $4.3 million on preferred stock of subsidiary company are related to the issuance of 8.55 million shares of Enron Capital L.L.C. 8% Cumulative Guaranteed Monthly Income Preferred Shares in November 1993.

INCOME TAXES

    Income taxes increased during the second quarter of 1994 as compared to the second quarter of 1993 primarily as a result of increased pretax income, an increase in the corporate Federal tax rate from 34% to 35% and a decrease of approximately $9 million in tight gas sand Federal tax credits.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Six Months Ended June 30, 1994
vs. Six Months Ended June 30, 1993

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's net income for the first six months of 1994 increased to approximately $249 million as compared to approximately $207 million during the same period in 1993. The $42 million increase in consolidated net income primarily reflects improved income before interest, minority interests and income taxes for all of Enron's operating segments except domestic gas processing as well as lower interest and related charges. This increase was partially offset by dividends on preferred stock of subsidiary and increased income tax expense. Earnings per share rose to $0.99 in the first six months of 1994 from $0.84 in the same period in 1993.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                         Six Months      Increase
                                       1994      1993   (Decrease)

Transportation and Operation           $226       $204     $ 22
Gas Services                            111         71       40
Gas Processing                          (15)        20      (35)
Exploration and Production               80         64       16
International Gas and Power Services     63         52       11
Corporate and Other                      40          9       31

   Total                               $505       $420     $ 85

TRANSPORTATION AND OPERATION

    The transportation and operation segment realized a $22 million increase in IBIT for the first half of 1994 as compared to the same period in 1993. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


REVENUES

    Revenues of the transportation and operation segment decreased approximately $211 million (29%) during the first half of 1994 as compared to the same period in 1993. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural as that pipeline is now primarily a transporter of natural gas. Northern Natural's sales volumes decreased from 448 Mmcf/d to 106 Mmcf/d and total transport volumes increased from 3,979 Mmcf/d to 4,559 Mmcf/d when comparing the first half of 1993 to the same period in 1994. Additionally, the decreased ownership interest in the EOTT Partnership in March 1994 contributed to the decline in revenue.

COST OF GAS AND OTHER PRODUCTS SOLD

     The cost of gas and other products sold by the transportation and operation segment decreased by $154 million (78%) during the first half of 1994 compared to the same period in 1993 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now primarily a transporter of natural gas and the decreased ownership interest in the EOTT Partnership.

OPERATING EXPENSES

    Operating expenses in the transportation and operation segment declined 23% during the first quarter of 1994 as compared to the same period in 1993. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to system modernization and lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to become primarily transporters of natural gas. Additionally, operating expenses decreased as a result of the decreased ownership interest in the EOTT Partnership.

   Depreciation expense for the transportation and operation segment decreased $9 million (17%) during the first half of 1994 as compared to the same period in 1993 primarily as a result of a the sale of certain assets, full depreciation of certain offshore pipeline assets and a decreased ownership interest in the EOTT Partnership.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries declined by $6 million (26%) during the first half of 1994 as compared to the same period in 1993 reflecting reduced earnings resulting from the decreased ownership interest in the Northern Border Partnership partially offset by increased earnings from Citrus Corp. as a result of increased allowances for funds used during construction related to the Phase III expansion. Other income, net increased $17 million primarily due to the continued resolution of regulatory and contractual matters on Enron's interstate natural gas pipelines. Interest income increased due to carrying charges associated with recoverable deferred transition costs.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



GAS SERVICES

    Enron's Gas Services segment (EGS) had a $40 million (56%) increase in income before interest, minority interest and income taxes for the six months ended June 30 as compared to the same period in 1993. This increase was due primarily to significant contract originations from selling natural gas to power plants, as well as increased earnings in the Gas sector and Clean Fuels portion of the Liquids sector. Offsetting these increases was a decline in earnings associated with EGS' finance activities. The following discussion analyzes the contributions from the Gas, Power, Finance and Liquids business units.

    Volume and price statistics (including intercompany amounts) are as follows:

                                             Six Months Ended
                                                 June 30,
                                              1994      1993

  Physical/Notional Quantities (BBtu/d) (1)
     Firm (2)                                6,603     3,756
     Interruptible (3)                         574       784
     Transport Volumes                         599       522
     Financial Settlements (Notional)       12,148     3,031
       Total                                19,924     8,093

     Production Payments and Financings
      Arranged (In Millions)               $ 210.7    $187.9

     Fixed Price Contract Originations
      (TBtue) (4)                            3,008     1,789

Liquids Marketing (MMgal) (5)
  Domestic NGL Marketed                      1,165     1,281
  International NGL Marketed                   218       334
  MTBE Marketed                                138       111

(1) Billion British thermal units per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Deliveries of gas on a best-efforts basis.
(4) Trillion British thermal unit equivalent.
(5) Million gallons.

    Earnings from gas and power related activities increased for the first six months of 1994, primarily as a result of origination earnings related to the execution of long-term contracts and other risk management activities.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


     Although total production payments and financings arranged in the Finance business were greater in 1994 than 1993, earnings were lower in the first six months of 1994 as compared to 1993 primarily due to differences in the types of transactions originated in each of these periods and the timing of the income recognition from those transactions.

    Earnings for the Liquids business of EGS increased in 1994 as compared to 1993 due to contract originations associated with new product offerings, commodity price risk management activities and the reflection of Clean Fuels contractual commitments at market value. This was slightly offset by a decrease in the domestic NGL marketing activities due to lower product prices.

    EGS' net unallocated expenses such as rent, systems expenses and other support group costs increased in 1994 as compared to 1993 due to continued expansion into new markets, system upgrades and overhead associated with operational asset management.

GAS PROCESSING

    The gas processing segment's IBIT decreased $35 million primarily due to decreased margins and volumes.

    Volume and price statistics (including intercompany amounts) are as follows:

                                         1994      1993

   Total Production Volumes (MMgal)       565       652
   Processing Margin ($/Gal)           $0.062    $0.109

   The following discussion further analyzes the significant changes in the segment's results.

MARGINS

    Margins of the gas processing segment decreased when comparing the first half of 1994 to the same period last year. The decline primarily reflects lower product prices resulting from lower crude oil prices. Production levels were also reduced due to unfavorable margins.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased to $80 million in the first half of 1994 from $64 million in the same period of 1993. The following discussion analyzes the significant changes in the segment's results.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    Volume and price statistics (including intercompany amounts) are as follows:


                                             1994      1993
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(3)                 779       700
  Crude Oil and Condensate (MBbl/d) (1)      11.5       9.6
  Natural Gas Liquids (MBbl/d) (1)            0.6       0.6
Wellhead Average Prices
  Natural Gas ($/Mcf) (2)(4)                 1.78      1.89
  Crude Oil and Condensate ($/Bbl) (2)      14.42     17.53
  Natural Gas Liquids ($/Bbl) (2)            9.28     12.45
Other Natural Gas Marketing
  Volumes (MMcf/d) (1)(3)                     337       283
  Average Gross Revenue ($/Mcf) (2)          2.45      2.57
  Associated Costs ($/Mcf) (2)(5)            2.21      2.31
  Margin ($/Mcf) (2)                         0.24      0.26

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Dollars  per  thousand  cubic  feet  or  per  barrel,  as applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the six-month periods ended June 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes   an  average  equivalent  wellhead   value   of
    $1.42/Mcf and $1.62/Mcf for the six-month periods ended June 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5) Including transportation and exchange differentials.

REVENUES

    The exploration and production segment's gross revenues increased 6% during the first half of 1994 as compared to the same period in 1993. The increased revenues are attributable to a 11% increase in average wellhead natural gas volumes partially offset by a 6% decrease in average wellhead natural gas prices and 18% lower average prices for crude oil and condensate. Crude and condensate volumes rose 20% during the first half of 1994 reflecting production from operations in Trinidad.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities increased $3 million (6%) from the first half of 1993 compared to the same period in 1994 due to 4% lower average associated costs per Mcf combined with an 19% increase in other natural gas marketing volumes.

    Operating expenses for the exploration and production segment increased $17 million (21%) during the first half of 1994 when compared to the same period in 1993 primarily reflecting increased international operations and an unsuccessful well drilled in the Gulf of Mexico.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


    DD&A expense increased $9 million reflecting an increase in production volumes partially offset by an average DD&A rate decrease from $0.86 per Mcfe in the first half of 1993 to $0.82 per Mcfe in the first half of 1994. The DD&A rate decrease is primarily due to production from Trinidad operations at an average DD&A rate significantly less than the North American operations average DD&A rate.

    Taxes other than income decreased approximately $6 million primarily due to a $4 million reduction in state franchise taxes and reductions in state severance taxes due to lower taxable United States wellhead volumes and prices.

    Other income, net increased $18 million due primarily to gains on sales of oil and gas properties.

INTERNATIONAL GAS AND POWER SERVICES

    The  international segment's IBIT increased $11 million.
The following discussion analyzes the significant changes in the segment's results.

REVENUES

     Revenues for the international segment decreased primarily due to the transfer of the international gas liquids marketing operations to gas services in the second quarter of 1994. The decline was partially offset by revenues from the promotion on the sale of certain liquids processing facilities at Teesside, as well as revenues from liquids processing activities.

COSTS AND EXPENSES

     The cost of gas and other products sold by the international segment decreased primarily as a result of the transfer of liquids marketing operations discussed above, partially offset by product costs incurred in connection with liquids processing activities.

    Operating expenses increased $4 million during the first half of 1994 as compared to the same period in 1993 primarily as a result of increased international activities. Depreciation expense increased $4 million as a result of increased investment in certain international natural gas liquids assets. Gross margin increased $21 million primarily due to promotion on the sale of certain liquids processing facilities.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries declined $3 million primarily as a result of lower earnings from Madosa. Other income, net increased $5 million due primarily to foreign exchange gains realized by Enron Americas partially offset by decreased other income from the Argentina pipeline.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



CORPORATE AND OTHER

    The corporate and other segment's IBIT increased $31 million in the first half of 1994 as compared to the first half of 1993. The increase reflects a $15 million gain from the formation of the EOTT Partnership and general and administrative expense reductions, including benefits related to the renegotiation of certain lease obligations.

INTEREST AND RELATED CHARGES, NET

    Interest and related charges, shown net of capitalized interest, decreased from approximately $148 million in the first half of 1993 to $137 million in the first half of 1994. The decrease in interest is primarily due to lower interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

     Dividends of $8.6 million on preferred stock of subsidiary company are related to the issuance of 8.55 million shares of Enron Capital L.L.C. 8% Cumulative Guaranteed Monthly Income Preferred Shares in November 1993.

INCOME TAXES

    Income taxes increased during the first six months of 1994 as compared to the first six months of 1993 primarily as a result of increased pretax income, an increase in the corporate Federal tax rate from 34% to 35% and a decrease of approximately $14 million in tight gas sand Federal tax credits.

FINANCIAL CONDITION

    Cash used in operating activities totaled approximately $156 million during the first half of 1994 as compared to $323 million during the same period last year. The increase in cash used in operating activities reflects increased working capital requirements and increased cash used in price risk management activities.

    Cash used in investing activities totaled $160 million during the first half of 1994 as compared to $443 million during the same period in 1993. The decrease primarily reflects decreased expenditures in connection with Enron's investment in Argentina and investments in connection with Teesside and other power projects and higher proceeds from asset sales, primarily related to the formation of the EOTT Partnership and oil and gas property sales. These factors were partially offset by increased development drilling activities by the exploration and production segment.

         PART I. FINANCIAL INFORMATION - (Concluded)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



    Cash provided by financing activities totaled $458 million during the first half of 1994 as compared to $547 million during the same period in 1993. During the first half of 1994, net issuances of short- and long-term debt totaled $545 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and to meet working capital requirements.

    Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

    Total capitalization at June 30, 1994 was $6.42 billion. Debt as a percentage of total capitalization was 50.0% at June 30, 1994 as compared to 46.7% at year-end 1993. The increase from year-end primarily reflects the increase in debt levels as discussed above.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit  12    Computation of Ratio of  Earnings  to Fixed Charges

(b)  Reports on Form 8-K

     Current  Report  on  Form 8-K  dated  August  3,  1994
containing certain documentation in connection with the offering by Enron Capital Resources, L.P. of 9% Cumulative
Preferred Securities, Series A.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 12, 1994     By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)