Form 10-Q
period 1994-09-30
ENRON CORP
filed 1994-11-14
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994



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

            Class                Outstanding at October 31, 1994
 Common Stock, $.10 Par Value          252,961,891 shares







                           1 of 28

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                            Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended September 30, 1994 and 1993 and
           Nine Months Ended September 30, 1994 and 1993        3
       Consolidated Balance Sheet - September 30, 1994
           and December 31, 1993                                4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 1994 and 1993             6
       Notes to Consolidated Financial Statements               7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       11

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   27

   ITEM 6. Exhibits and Reports on Form 8-K                    27


                     PART I. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                     ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
              (In Thousands, Except Per Share Amounts)
                              (Unaudited)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                                1994         1993         1994         1993

Revenues                                     $1,997,399   $1,933,666   $6,344,887   $5,698,236
Costs and Expenses
   Cost of gas sold                           1,012,190      923,969    3,259,130    2,695,590
   Cost of other products sold                  464,699      400,875    1,371,695    1,262,441
   Operating expenses                           241,860      301,518      714,128      749,408
   Amortization of deferred contract
    reformation costs                            20,593       21,667       65,490       65,745
   Oil and gas exploration expenses              19,531       16,196       57,814       43,899
   Depreciation, depletion and amortizatio      103,350      111,343      328,222      329,571
   Taxes, other than income taxes                23,703       17,755       77,873       75,934
                                              1,885,926    1,793,323    5,874,352    5,222,588
Operating Income                                111,473      140,343      470,535      475,648
Other Income and Deductions
   Equity in earnings of unconsolidated
    subsidiaries                                 36,505        7,059       74,183       53,821
   Interest income                                8,068        7,570       25,560       20,035
   Other, net                                    48,523       13,774      139,063       39,166
Income before Interest, Minority Interest
 and Income Taxes                               204,569      168,746      709,341      588,670
Interest and Related Charges, net                64,783       74,188      201,875      222,496
Dividends on Preferred Stock of Subsidiary        5,362            -       13,912            -
Minority Interest                                 8,193        7,151       21,088       19,897
Income Taxes                                     30,236       66,499      127,807      117,895
Net Income                                       95,995       20,908      344,659      228,382
Preferred Stock Dividends                         3,702        4,132       11,145       12,947
Earnings on Common Stock                     $   92,293   $   16,776   $  333,514   $  215,435
Earnings Per Share of Common Stock
   Primary                                   $     0.38   $     0.07   $     1.37   $     0.90

   Fully diluted                             $     0.36   $     0.07   $     1.30   $     0.86

Average Number of Common Shares Used in
 Primary Computation                            243,858      239,688      243,150      238,400
Average Number of Common Shares Used in
 Fully Diluted Computation                      266,465      244,764      265,992      266,352


The accompanying notes are an integral part of these consolidated financial statements.


                      PART I. FINANCIAL INFORMATION - (Continued)
                      ITEM 1. FINANCIAL STATEMENTS - (Continued)
                             ENRON CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    (In Thousands)
                                      (Unaudited)

                                               September 30,    December 31,
                                                   1994             1993

ASSETS

Current Assets
  Cash and cash equivalents                    $  199,342      $  140,240
  Trade receivables                               511,357         783,603
  Other receivables                               146,879         205,956
  Transportation and exchange gas receivable       81,421         102,887
  Inventories                                     134,910         197,737
  Deferred contract reformation costs              60,197         103,520
  Assets from price risk management activities    603,503         279,715
  Other                                           180,411         204,952
                                                1,918,020       2,018,610

Investments and Other Assets
  Investments in and advances to
   unconsolidated subsidiaries                  1,156,991         697,084
  Deferred contract reformation costs             138,672         168,479
  Assets from price risk management activities  1,191,173         887,342
  Other                                         1,072,326       1,010,028
                                                3,559,162       2,762,933

Property, Plant and Equipment, at cost         10,936,750      10,886,858
  Less accumulated depreciation, depletion
   and amortization                             4,254,941       4,164,086
                                                6,681,809       6,722,772

Total Assets                                  $12,158,991     $11,504,315



The accompanying notes are an integral part of these consolidated financial statements.


              PART I. FINANCIAL INFORMATION - (Continued)
              ITEM 1. FINANCIAL STATEMENTS - (Continued)
                     ENRON CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                           (In Thousands)
                             (Unaudited)

                                               September 30,   December 31,
                                                    1994          1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $   696,938   $ 1,477,290
  Transportation and exchange gas payable          105,710        98,569
  Accrued taxes                                     81,202        88,837
  Accrued interest                                  56,642        53,292
  Liabilities from price risk management
   activities                                      848,255       609,403
  Other                                            228,657       348,198
                                                 2,017,404     2,675,589

Long-Term Debt                                   3,417,664     2,661,240

Deferred Credits and Other Liabilities
  Deferred income taxes                          1,955,456     1,860,237
  Deferred revenue                                 267,549       327,802
  Liabilities from price risk management
   activities                                      528,132       330,209
  Other                                            610,540       615,839
                                                 3,361,677     3,134,087

Minority Interests                                 202,646       196,275

Preferred Stock of Subsidiary Company              288,750       213,750

Shareholders' Equity
  Preferred stock, cumulative, $100 par value            -             -
  Preference stock, cumulative, $1 par value             -             -
  Second preferred stock, cumulative,
   $1 par value                                    141,078       149,668
  Common stock, $0.10 par value                     25,251        24,910
  Additional paid in capital                     1,785,840     1,707,938
  Retained earnings                              1,294,861     1,104,986
  Cumulative foreign currency translation
   adjustment                                     (151,225)     (138,704)
  Other, including Flexible Equity Trust          (224,955)     (225,424)
                                                 2,870,850     2,623,374

Total Liabilities and Shareholders' Equity     $12,158,991   $11,504,315

The accompanying notes are an integral part of these consolidated financial statements.


                 PART I. FINANCIAL INFORMATION - (Continued)
                  ITEM 1. FINANCIAL STATEMENTS - (Continued)
                        ENRON CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                       1994         1993

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
   Net income                                       $ 344,659    $ 228,382
   Depreciation, depletion and amortization           328,222      329,571
   Oil and gas exploration expenses                    57,813       43,899
   Amortization of deferred contract
    reformation costs                                  65,490       65,745
   Deferred income taxes                               66,046       40,970
   Gain on sale of assets                             (79,691)     (24,138)
   Regulatory, litigation and other contingency
    adjustments                                       (27,106)      12,235
   Changes in components of working capital          (471,238)     (24,830)
   Deferred contract reformation costs                (46,030)    (115,398)
   Deferred revenues                                   (5,320)       9,193
   Net assets from price risk management activities  (190,844)    (135,733)
   Other, net                                         (72,486)    (193,462)
Net Cash Provided by (Used in) Operating Activities   (30,485)     236,434
Cash Flows From Investing Activities
   Proceeds from sale of assets and investments       272,830      192,126
   Additions to property, plant and equipment        (448,316)    (434,972)
   Amortization of production payments                (32,419)     (70,351)
   Equity investments                                (375,859)    (268,978)
   Other investments                                  (39,624)     (61,811)
Net Cash Used in Investing Activities                (623,388)    (643,986)
Cash Flows From Financing Activities
   Issuance of long-term debt                          39,871      566,402
   Net increase in short-term borrowings              876,146      366,125
   Decrease in long-term debt                        (159,966)    (317,689)
   Acquisition of treasury stock                       (3,124)     (87,956)
   Issuance of treasury stock                               -       18,913
   Issuance of common stock                            60,080       12,063
   Issuance of preferred stock                         72,787            -
   Dividends paid                                    (172,819)    (140,605)
   Decrease in other long-term obligations                  -      (22,757)
   Decrease in receivable from ESOP                         -       10,000
Net Cash Provided by Financing Activities             712,975      404,496
Increase (Decrease) in Cash and Cash Equivalents       59,102       (3,056)
Cash and Cash Equivalents, Beginning of Period        140,240      141,689
Cash and Cash Equivalents, End of Period            $ 199,342    $ 138,633


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

2. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes for the first nine months of 1994 and 1993 was $44.8 million and $15.9 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $192.1 million and $187.3 million, respectively.

    Changes in components of working capital for the first nine months of 1994 and 1993 are as follows (in thousands):

                               1994           1993

Receivables                $ (52,967)      $(70,004)
Inventories                  (23,357)        (5,125)
Prepayments                    16,300       (19,285)
Payables                    (327,251)       (28,322)
Accrued taxes                   2,475         38,218
Accrued interest                3,350         17,322
Other                        (89,788)         42,366
                           $(471,238)      $(24,830)

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

    In connection with Florida Gas Transmission's (FGT, an indirect 50% owned subsidiary of Enron) Phase III pipeline expansion, on September 16, 1994, the Florida Department of Environmental Protection (FDEP) entered an order suspending FGT's construction activities in wetland areas in Florida alleging that certain construction activities failed to conform with permits previously issued by that agency. The FDEP also instituted administrative proceedings for the imposition of civil penalties for such alleged violations. On September 23, 1994, FGT and the FDEP entered into a consent order in which the FDEP lifted its suspension of construction south of Suwannee County, Florida and agreed to lift its suspension on northern Florida wetlands areas construction upon FGT's adoption of certain oversight, training and wetlands restoration and mitigation practices, payment of $210,000 into the FDEP's Pollution Recovery Fund and reimbursement of another $16,000 in administrative expenses. The consent order was effective as of September 23, 1994.

         ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    On October 7, 1994, the FDEP issued notice of its intention to assess FGT with an additional civil penalty of $365,400 for alleged violations of wetlands permits and regulations in northern Florida. FGT is not contesting the alleged violations or civil penalties assessed by the FDEP, and FGT has agreed to pay such penalty. FGT has substantially increased its efforts to comply with all requirements for construction in wetlands areas, and currently estimates that the in-service date for the Phase III expansion will be February 1, 1995.

4. EOTT ENERGY PARTNERS, L.P.

    During March 1994, EOTT Energy Corp. (EOTT), a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (the EOTT Partnership) in exchange for common and subordinated units in the EOTT Partnership. EOTT continues to own approximately 40% of the EOTT Partnership. Accordingly, the EOTT Partnership's results of operations are reflected as equity in earnings of unconsolidated subsidiaries for periods subsequent to March 1994.

5. OTHER INCOME

    Significant components of Other Income, Net are as follows (in millions):


                                    Quarter Ended   Nine Months Ended
                                    September 30,      September 30,
                                    1994    1993      1994      1993

Gains on sales of oil and
 gas properties                     33.3    11.5      52.2      11.6
Gain on sales of other assets
 and investments                     2.8     8.7      27.5      12.5
Regulatory litigation and
 other contingency adjustments       3.4    (3.8)     27.1     (12.2)
Foreign exchange gains (losses)     (1.5)     .1       8.2       4.9
Other                               10.5    (2.7)     24.1      22.4
                                    48.5    13.8     139.1      39.2

6. SUBSEQUENT EVENTS

   During November 1994, FGT completed the issuance and sale of $700 million principal amount of Senior Notes in a privately placed transaction. Proceeds from the offering were used to refinance funds advanced to FGT in connection with Phase III (including $150 million advanced from Enron).

         ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    In connection with the issuance of the FGT Senior Notes, Enron has agreed to purchase 50% of the FGT Senior Notes (the Purchase Agreement) at par plus accrued interest in the event that FGT's largest customer exercises its right to terminate its Phase III transportation agreement because the Phase III facilities are not in service to deliver the total minimum daily transportation quantity specified under the transportation agreement prior to January 14, 1996. Should the in-service date of Phase III occur prior to such date, Enron will be released from its obligation under the Purchase Agreement. Enron anticipates that the Phase III expansion will be in service by February 1, 1995 and that it will incur no liability under the terms of this agreement.

    During September 1994, Enron formed Enron Global Power & Pipelines L.L.C. (EGPP), a Delaware limited liability company, to own and manage Enron's operating power plant and natural gas pipeline businesses conducted outside the United States, Canada and Western Europe. EGPP's initial assets were contributed by Enron and consist of interests in two power plants in the Philippines, a power plant in Guatemala and a natural gas pipeline system in Argentina.

    On October 18, 1994, EGPP filed a registration statement with the Securities and Exchange Commission for the offering of 8.7 million common shares representing limited liability interests in EGPP. The registration statement has not yet become effective. If the proposed offering is completed, Enron will continue to own a majority interest in EGPP. Anticipated proceeds from the offering are estimated to be approximately $200 million and will be used by Enron and EGPP to reduce indebtedness and for other corporate purposes.

    During October 1994, an explosion occurred at Enron's methanol plant in Pasadena, Texas. The plant produces approximately 420,000 gallons of methanol per day, approximately half of which is used at Enron's MTBE plant. Enron is currently investigating the explosion to determine the full extent of any damages; however, based upon business interruption and casualty insurance coverages, Enron currently anticipates that the explosion will not have a material adverse effect on its financial position or results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Third Quarter 1994
vs. Third Quarter 1993

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's third quarter 1994 net income increased to approximately $96.0 million as compared to approximately $74.9 million during the third quarter of 1993, exclusive of a primarily non-cash charge to income of $54.0 million to adjust accumulated deferred tax liabilities due to the increase in the Federal corporate income tax rate from 34%
to  35%.   Net income in the third quarter of 1994 benefited
from  increased  earnings in all operating  segments  except
domestic   gas  processing  combined  with  lower   interest
expense. Earnings per share rose to $0.38 in the third quarter of 1994 from $0.30 in the same period in 1993, exclusive of $0.23 per share applicable to the primarily non-cash charge to adjust deferred tax liabilities discussed above.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                         Third Quarter     Increase
                                         1994      1993   (Decrease)

Transportation and Operation             $ 87      $ 73       $14
Gas Services                               47        38         9
Gas Processing                             (3)        9       (12)
Exploration and Production                 53        40        13
International Gas and Power Services       23        22         1
Corporate and Other                        (2)      (13)       11

   Total                                 $205      $169       $36

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management and operation of pipelines, liquids plants and power facilities and Enron's investment in crude oil marketing and transportation operations and liquids pipeline operations. The segment's IBIT increased $14 million during the third quarter of 1994 as compared to the same period in 1993. The increase was due primarily to increases in IBIT realized by the regulated natural gas pipelines offset by decreases in earnings from Northern Border

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



Pipeline (Northern Border) and EOTT Energy Corp. (EOTT), resulting from changes in ownership interest discussed below. Subsequent to the third quarter of 1993, Enron contributed its investment in Northern Border to Northern Border Partners, L.P., a master limited partnership (the Northern Border Partnership) and subsequently sold a portion of its interest in the Northern Border Partnership. Additionally, in the first quarter of 1994 EOTT, a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (the EOTT Partnership). EOTT continues to own approximately 40% of the EOTT Partnership. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased approximately $129 million (38%) during the third quarter of 1994 as compared to the same period in 1993. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now primarily a transporter of natural gas. Northern Natural's sales volumes decreased from 351 million cubic feet per day (Mmcf/d) to 78 Mmcf/d and total transport volumes increased from 3,799 Mmcf/d to 4,130 Mmcf/d when comparing the third quarter of 1993 to the same period in 1994. Additionally, revenues decreased as a result of decreased ownership interest in the EOTT Partnership.

COST OF GAS AND OTHER PRODUCTS SOLD

     The  cost  of  gas  and  other  products  sold  by  the
transportation and operation segment decreased by $74 million (87%) during the third quarter of 1994 compared to the same period in 1993 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now primarily a transporter of natural gas.

OPERATING EXPENSES

    Operating expenses in the transportation and operation segment declined 35% during the third quarter of 1994 as compared to the same period in 1993. The decline primarily reflects operating expenses of EOTT being included in the 1993 period and excluded from the 1994 period due to a decreased ownership interest in the EOTT Partnership, combined with lower operating expenses of the regulated natural gas pipelines. The decline in operating expenses of the regulated natural gas pipelines reflects system modernization and lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to being primarily transporters of natural gas.

   Depreciation expense for the transportation and operation segment decreased $3 million (12%) during the third quarter of 1994 as compared to the same period in 1993 primarily as a result of the decreased ownership interest in the EOTT Partnership.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased $19 million during the third quarter of 1994 as compared to the same period in 1993 primarily reflecting increased earnings from Citrus Corp. The increased earnings are a result of increased allowance for funds used during construction related to the Phase III expansion of Florida Gas Transmission's pipeline system (Phase III), improved sales margins as a result of the renegotiation of the pricing terms of Citrus' gas sales contract with its largest customer and a $5.0 million charge recorded by Citrus during the third quarter of 1993 in connection with the 1% increase in the corporate Federal income tax rate. In addition, increased equity earnings from the formation of the EOTT Partnership during the first quarter of 1994 were offset by reduced earnings resulting from the decreased ownership interest in the Northern Border Partnership.

GAS SERVICES

   Enron's gas services segment had a $9 million increase in income before interest, minority interest and income taxes for the third quarter of 1994 as compared to the third quarter of 1993. This increase was due primarily to increased earnings in the Finance business and in the clean fuels portion of the Liquids business, partially offset by decreased earnings in the gas operations. The following discussion analyzes the contributions from the Gas, Finance, Liquids, and Power business units.

    Volume and price statistics (including intercompany amounts) are as follows:

                                                Third Quarter
                                               1994       1993

  Physical/Notional Quantities (BBtu/d) (1)
     Firm (2)                                  6,683     4,617
     Interruptible                               581     1,069
     Transport Volumes                           611       620
     Financial Settlements (Notional)         18,048     6,029
       Total                                  25,923    12,335

     Production Payments and Financings
      Arranged (In Millions)                  $102.0    $ 66.3

     Fixed Price Contract Originations
      (TBtue) (3)                              1,810       872

Liquids Marketing (MMgal) (4)
  Domestic NGL Marketed                          536       524
  International NGL Marketed                     118       136
  MTBE Marketed                                   97        76



         PART I. FINANCIAL INFORMATION - (Continued)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES


(1) Billion British thermal units per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.
(4) Million gallons.

    The Gas operations include price risk management and gas marketing activities as well as physical natural gas trading and transportation activities. Earnings from these activities decreased in the third quarter of 1994 as compared to the third quarter of 1993 as a result of lower income from fixed price contract originations in 1994.

    The Finance business includes activities associated with production payments and financings arranged. Earnings from this business increased for the third quarter of 1994 due primarily to gains associated with certain equity investments.

   The Liquids business of gas services includes the natural gas liquids (NGL) marketing activities and the Clean Fuels business, which consists of the methanol and methyl tertiary butyl ether (MTBE) businesses. Earnings increased in 1994 due to success and development of new products and service offerings, as well as increased market prices in the Clean
Fuels  business.   This  increase was  partially  offset by
a decline in the NGL marketing activities due to lower product prices.

    The Power business includes activities such as managing power-related assets, and marketing and supplying electricity. This business is continuing the development of the electric power markets. Earnings were unchanged in third quarter 1994 as compared to the same period in 1993.

   Expenses such as rent, systems expenses and other support group costs increased in 1994 as compared to 1993 due to continued expansion into new markets, system upgrades, and fees for operational asset management.

GAS PROCESSING

    The gas processing segment's IBIT decreased $12 million primarily due to decreased gross margins realized as a result of hedges placed on production to reduce the price volatility in this business.

    Volume and price statistics (including intercompany amounts) are as follows:

                                      Third Quarter
                                      1994      1993

Total Production Volumes (MMgal)       341       330
Processing Margin ($/Gal) (1)       $0.090    $0.093

(1)The 1994 processing margins do not reflect the effects of hedging.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased 33% to $53 million in the third quarter of 1994 from $40 million in the same period of 1993. The following discussion analyzes the significant changes in the segment's results.

    Volume and price statistics (including intercompany amounts) are as follows:


                                             Third Quarter
                                             1994      1993
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(3)                 672       703
  Crude Oil and Condensate (MBbl/d) (1)      12.8       8.4
  Natural Gas Liquids (MBbl/d) (1)            0.7       0.5
Wellhead Average Prices
  Natural Gas ($/Mcf) (2)(4)               $ 1.49    $ 1.92
  Crude Oil and Condensate ($/Bbl) (2)      16.70     15.94
  Natural Gas Liquids ($/Bbl) (2)            9.68     10.38
Other Natural Gas Marketing
  Volumes (MMcf/d) (1)(3)                     306       295
  Average Gross Revenue ($/Mcf) (2)        $ 2.32    $ 2.55
  Associated Costs ($/Mcf) (2)(5)            1.96      2.27
  Margin ($/Mcf) (2)                       $ 0.36    $ 0.28

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Dollars  per  thousand  cubic  feet  or  per  barrel,  as applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the three-month periods ended September 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes   an  average  equivalent  wellhead   value   of
    $1.13/Mcf and $1.44/Mcf for the three-month periods ended September 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5) Including transportation and exchange differentials.

REVENUES

    The exploration and production segment's gross revenues decreased from $170 million in the third quarter of 1993 to $155 million in the third quarter of 1994. The decline reflects a 22% reduction in wellhead natural gas prices combined with a 4% reduction in wellhead natural gas volumes. Volume reductions reflect voluntary curtailments of up to 25% of maximum deliverability in the United States during portions of the third quarter of 1994 due to unfavorable market prices, partially offset by increased natural gas deliveries in Trinidad and Canada. Increases of 5% and 52% in crude oil and condensate prices and volumes, respectively, partially offset the decline in wellhead natural gas revenues discussed above. The crude oil and condensate volume increases reflect new deliveries from offshore Trinidad and increased production in the United States. Other natural gas marketing revenues declined slightly reflecting lower average prices offset in part by increased volumes.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities declined from the third quarter of 1993 compared to the same period in 1994 due to 14% lower average associated costs per Mcf offset in part by a 4% increase in other natural gas marketing volumes.

    Operating and exploration expenses for the exploration and production segment increased $3 million (6%) during the third quarter of 1994 when compared to the same period in 1993 primarily reflecting impairments associated with certain offshore leases.

    Depreciation, depletion and amortization (DD&A) expense decreased $10 million reflecting lower North American production volumes and a decline in the average DD&A rate from $0.92 per thousand cubic feet equivalent (Mcfe) in the third quarter of 1993 to $0.79 per Mcfe in the third quarter of 1994. The DD&A rate decrease is primarily due to production from offshore Trinidad at an average DD&A rate significantly less than the North American average rate and a tempering of the North American rate as a result of the curtailment of production associated with higher cost reserves.

    Taxes other than income increased approximately 20% primarily due to a reduction of franchise taxes resulting from a refund in the third quarter of 1993 which was essentially equal to the reductions in state severance taxes in 1994 due to lower taxable United States wellhead volumes and lower average prices.

    Other income, net increased $21 million due primarily to gains on sales of oil and gas properties as the exploration and production segment continued its strategy of fully utilizing its assets through selected property sales in optimizing profitability, cash flow and return on investments.

INTERNATIONAL GAS AND POWER SERVICES

    The international segment includes international power, gas liquids processing and pipeline operations. The segment's IBIT increased $1 million during the third quarter of 1994 as compared to the same period in 1993. The following discussion analyzes the significant changes in the segment's results.

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

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased by $7 million during the third quarter of 1994 compared to the same period in 1993 reflecting earnings from two Philippine power plants which began operations in mid 1993 and early 1994, combined with increased earnings from the Teesside power project and the Argentine pipeline.

INTEREST AND RELATED CHARGES, NET

    Interest and related charges, shown net of capitalized interest, decreased from approximately $74 million in the third quarter of 1993 to $65 million in the third quarter of 1994. The decrease in interest expense is primarily due to lower interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

    Dividends on preferred stock of subsidiary company are related to the issuance of 8.55 million shares of Enron Capital L.L.C. 8% Cumulative Guaranteed Monthly Income Preferred Shares in November 1993 and the issuance of 3 million shares of Enron Capital Resources, L.P. 9% Cumulative Preferred Securities, Series A in August 1994.

INCOME TAXES

    Income taxes decreased during the third quarter of 1994 as compared to the third quarter of 1993 primarily as a result of the adjustment of deferred tax liabilities recorded in the third quarter of 1993 in connection with the increase in the corporate Federal income tax rate from 34% to 35% offset in part by higher pre-tax income.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1994
vs. Nine Months Ended September 30, 1993

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's net income for the nine months ended September 30, 1994 (the 1994 Period) increased to approximately $345 million as compared to approximately $282 million during the nine months ended September 30, 1993 (the 1993 Period), exclusive of a primarily non-cash charge to income of $54 million to adjust accumulated deferred tax liabilities due to the increase in the corporate Federal income tax rate from 34% to 35%. The increase in consolidated net income primarily reflects improved income before interest, minority interests and income taxes for all of Enron's operating segments except domestic gas processing as well as lower interest and related charges. This increase was partially offset by dividends on preferred stock of subsidiary and increased income tax expense. Earnings per share rose to $1.37 in the 1994 Period from 1.13 in the 1993 Period, exclusive of $0.23 per share applicable to the primarily non-cash charge to adjust deferred tax liabilities discussed above.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                           Nine Months
                                        Ended September 30,   Increase
                                          1994      1993     (Decrease)

Transportation and Operation              $314      $278        $ 36
Gas Services                               157       109          48
Gas Processing                             (18)       29         (47)
Exploration and Production                 132       103          29
International Gas and Power Services        86        74          12
Corporate and Other                         38        (4)         42

   Total                                  $709      $589        $120

TRANSPORTATION AND OPERATION

    The transportation and operation segment realized a $36 million increase in IBIT for the 1994 Period as compared to the 1993 Period. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



REVENUES

    Revenues of the transportation and operation segment decreased approximately $335 million (31%) during the 1994 Period as compared to the 1993 Period. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural as that pipeline is now primarily a transporter of natural gas. Northern Natural's sales volumes decreased from 415 Mmcf/d to 97 Mmcf/d and total transport volumes increased from 3,918 Mmcf/d to 4,414 Mmcf/d when comparing the 1993 Period to the 1994 Period. Additionally, the decreased ownership interest in the EOTT Partnership contributed to the decline in revenue.

COST OF GAS AND OTHER PRODUCTS SOLD

     The cost of gas and other products sold by the transportation and operation segment decreased by $226 million (81%) during the 1994 Period as compared to the 1993 Period primarily as a result of decreased gas purchases by Northern Natural.

OPERATING EXPENSES

    Operating expenses in the transportation and operation segment declined 27% during the 1994 Period as compared to the 1993 Period. The decline primarily reflects the decreased ownership interest in the EOTT Partnership, combined with lower operating expenses of the regulated natural gas pipelines due to system modernization and lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to become primarily transporters of natural gas. Additionally, operating expenses decreased as a result of the decreased ownership interest in the EOTT Partnership.

   Depreciation expense for the transportation and operation segment decreased $12 million (15%) during the 1994 Period as compared to the 1993 Period primarily as a result of a the sale of certain assets, full depreciation of certain offshore pipeline assets and a decreased ownership interest in the EOTT Partnership.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased by $13 million (67%) during the 1994 Period as compared to the 1993 Period reflecting increased earnings from Citrus Corp. The increased earnings are a result of increased allowances for funds used during construction related to the Phase III expansion, improved sales margins as a result of the renegotiation of the pricing terms of Citrus' gas sales contract with its largest customer and a $5.0 million charge recorded by Citrus during the third quarter of 1993 in connection with the 1% increase in the corporate Federal income tax rate. In addition, increased equity earnings from the formation of the EOTT Partnership during the first quarter of 1994 were offset by reduced earnings resulting from the decreased ownership interest in the Northern Border Partnership. Other

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



income, net, increased $19 million primarily due to the continued resolution of regulatory and contractual matters on Enron's interstate natural gas pipelines. Interest income increased due to carrying charges associated with recoverable deferred transition costs.

GAS SERVICES

    The gas services segment had a $48 million increase in income before interest, minority interest and income taxes for the 1994 Period as compared to the 1993 Period. This increase was due primarily to significant contract originations from selling natural gas to power plants, as well as increased earnings in the clean fuels portion of the Liquids businesses. The following discussion analyzes the contributions from the Gas, Finance, Liquids and Power business units.

    Volume and price statistics (including intercompany amounts) are as follows:

                                               Nine Months Ended
                                                  September 30,
                                                 1994      1993

  Physical/Notional Quantities (BBtu/d) (1)
     Firm (2)                                   6,630     4,189
     Interruptible                                576       880
     Transport Volumes                            603       555
     Financial Settlements (Notional)          14,136     4,041
       Total                                   21,945     9,665

     Production Payments and Financings
      Arranged (In Millions)                   $312.7    $254.2

     Fixed Price Contract Originations
      (TBtue) (3)                               4,817     2,661

Liquids Marketing (MMgal) (4)
  Domestic NGL Marketed                         1,701     1,805
  International NGL Marketed                      337       470
  MTBE Marketed                                   235       187

(1) Billion British thermal units per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal unit equivalent.
(4) Million gallons.

   The earnings from gas related activities increased during the 1994 Period primarily as a result of long-term contract origination activity, as well as earnings from its portfolio of price risk commitments and finance transactions.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



     Although total production payments and financings arranged in the Finance business were greater in 1994 than 1993, earnings were slightly lower in the 1994 Period as compared to the 1993 Period primarily due to the difference in the types of transactions originated in each of these periods and the timing of the income recognition from those transactions.

    Earnings for the Liquids business increased in the 1994 Period as compared to the 1993 Period due to contract originations associated with new product offerings, commodity price risk management activities, increased clean fuels market prices and the reflection of Clean Fuels contractual commitments at market value. These increases were slightly offset by a decrease in the NGL marketing activities due to lower product prices.

    The earnings contributions from the Power business were virtually unchanged for the 1994 Period as compared to the 1993 Period.

   Expenses such as rent, systems expenses and other support group costs increased in the 1994 Period as compared to the 1993 Period due to continued expansion into new markets, system upgrades and fees for operational asset management.

GAS PROCESSING

    The gas processing segment's IBIT decreased $47 million during the 1994 Period as compared to the 1993 Period primarily due to decreased margins primarily reflecting lower product prices and as a result of hedges placed on production to reduce the price volatility in this business. Production levels were also reduced due to unfavorable margins.

    Volume and price statistics (including intercompany amounts) are as follows:

                                       Nine Months Ended
                                         September 30,
                                         1994      1993

   Total Production Volumes (MMgal)       917       999
   Processing Margin ($/Gal) (1)       $0.072    $0.100

(1) The 1994 amounts do not reflect the effects of hedging.

EXPLORATION AND PRODUCTION

    The  exploration and production segment's IBIT increased
28% to $132 million in the 1994 Period from $103 million  in
the  1993  Period.   The following discussion  analyzes  the
significant changes in the segment's results.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    Volume and price statistics (including intercompany amounts) are as follows:


                                           Nine Months Ended
                                              September 30,
                                             1994      1993
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(3)                 743       701
  Crude Oil and Condensate (MBbl/d) (1)      12.0       9.2
  Natural Gas Liquids (MBbl/d) (1)            0.7       0.6
Wellhead Average Prices
  Natural Gas ($/Mcf) (2)(4)               $ 1.69    $ 1.90
  Crude Oil and Condensate ($/Bbl) (2)      15.24     17.05
  Natural Gas Liquids ($/Bbl) (2)            9.43     11.83
Other Natural Gas Marketing
  Volumes (Mmcf/d) (1)(3)                     327       287
  Average Gross Revenue ($/Mcf) (2)        $ 2.41    $ 2.56
  Associated Costs ($/Mcf) (2)(5)            2.13      2.29
  Margin ($/Mcf) (2)                       $ 0.28    $ 0.27

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Dollars  per  thousand  cubic  feet  or  per  barrel,  as applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the nine-month periods ended September 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes   an  average  equivalent  wellhead   value   of
    $1.32/Mcf and $1.56/Mcf for the nine-month periods ended September 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5) Including transportation and exchange differentials.

REVENUES

    The exploration and production segment's gross revenues were essentially unchanged during the 1994 Period as compared to the 1993 Period. Increased revenues attributable to a 6% increase in average wellhead natural gas volumes were substantially offset by an 11% decrease in average wellhead natural gas prices and 11% lower average prices for crude oil and condensate. Crude and condensate volumes rose 30% during the 1994 Period primarily reflecting production from operations in Trinidad.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities increased $3 million (3%) from the 1993 Period compared to the 1994 Period reflecting a 14% increase in other natural gas marketing volumes partially offset by 7% lower average associated costs per Mcf.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    Operating and exploration expenses for the exploration and production segment increased $19 million (16%) during the 1994 Period when compared to the 1993 Period primarily reflecting increased exploration activities, an unsuccessful well drilled in the Gulf of Mexico during the second quarter of 1994, higher lease impairments associated with certain offshore leases and higher general and administrative expenses resulting from higher costs associated with expanded international and domestic activities.

   DD&A expense declined slightly reflecting an average DD&A rate decrease from $0.88 per Mcfe in the 1993 Period to $0.81 per Mcfe in the 1994 Period partially offset by an increase in production volumes. The DD&A rate decrease is primarily due to production from Trinidad operations at an average DD&A rate significantly less than the North American operations average DD&A rate.

    Taxes  other  than  income  decreased  approximately  $4
million primarily due to reductions in state severance taxes due to lower taxable United States wellhead volumes and prices.

    Other income, net increased $39 million due primarily to gains on sales of oil and gas properties as the exploration and production segment continued its strategy of fully utilizing assets through selected property sales in
optimizing   profitability,  cash  flows   and   return   on
investments.

INTERNATIONAL GAS AND POWER SERVICES

    The  international segment's IBIT increased $12  million
during the 1994 Period as compared to the 1993 Period.   The
following discussion analyzes the significant changes in the segment's results.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



    Operating expenses increased $10 million during the 1994 Period as compared to the 1993 Period primarily as a result of increased international activities. Depreciation expense increased $5 million as a result of increased investment in certain international natural gas liquids assets. Operating income of the international segment remained virtually unchanged during the 1994 Period as compared to the 1993 period.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased $4 million primarily reflecting earnings from two Philippine power plants which began operation in mid 1993 and early 1994, combined with increased earnings from Teesside and the Argentine pipeline, offset by decreased earnings from the Venezuelan manufacturing operations. Other income, net increased $10 million due primarily to foreign exchange gains realized by Enron Americas partially offset by decreased other income from the Argentina pipeline.

CORPORATE AND OTHER

    The corporate and other segment's IBIT increased $42 million in the first nine months of 1994 as compared to the first nine months of 1993. The increase reflects a $15 million gain from the formation of the EOTT Partnership and general and administrative expense reductions, including benefits related to the renegotiation of certain lease obligations.

INTEREST AND RELATED CHARGES, NET

    Interest and related charges, shown net of capitalized interest, decreased from approximately $222 million in the 1993 Period to $202 million in the 1994 Period. The decrease in interest is primarily due to lower interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

    Dividends on preferred stock of subsidiary company are related to the issuance of 8.55 million shares of Enron Capital L.L.C. 8% Cumulative Guaranteed Monthly Income Preferred Shares in November 1993 and the issuance of 3 million shares by Enron Capital Resources, L.P. of 9% Cumulative Preferred Securities, Series A in August 1994.

INCOME TAXES

   Income taxes increased during the 1994 Period as compared to the 1993 Period primarily as a result of increased pretax income and a decrease in tight gas sand Federal tax credits.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



FINANCIAL CONDITION

    Cash used in operating activities totaled approximately $30 million during the first nine months of 1994 as compared to $236 million of cash provided during the same period last year. The increase in cash used in operating activities primarily reflects increased working capital requirements.

    Cash used in investing activities totaled $623 million during the first nine months of 1994 as compared to $644 million during the same period in 1993. The change primarily reflects increased proceeds from sales of assets and lower capital expenditures, offset by higher investments in and advances to unconsolidated subsidiaries. The increase in capital expenditures during the 1994 Period primarily reflects increased expenditures by the exploration and production segment for development activities associated with operations outside the United States and exploration expenditures incurred primarily within the United States. The increase in exploration and development expenditures was partially offset by lower capital expenditures in the International segment.

     The amount of investments in and advances to unconsolidated subsidiaries during 1994 primarily reflects investments in and advances to Citrus Corp. (50% owned) in connection with FGT's Phase III project, investments in the 50% owned Joint Energy Development Investments Limited Partnership, as well as advances made in connection with various international power and pipeline projects. The 1993 amount primarily reflects investments made in connection with the Teesside power project and the Argentina pipeline.

    Proceeds from sales of assets during 1994 primarily reflect sales of oil and gas properties and proceeds received in connection with the formation of the EOTT Partnership. The 1993 amount reflects proceeds from sales of oil and gas properties and information technology assets.

    Cash provided by financing activities totaled $713 million during the first nine months of 1994 as compared to $404 million during the same period in 1993. During the first nine months of 1994, net issuances of short- and long-term debt totaled $756 million. Net proceeds from the sale of preferred securities by Enron Capital Resources, L.P. during August 1994 totaled $73 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and to meet working capital requirements.

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

         PART I. FINANCIAL INFORMATION - (Concluded)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



    Total capitalization at September 30, 1994 was $6.78 billion. Debt as a percentage of total capitalization was 50.4% at September 30, 1994 as compared to 46.7% at year-end 1993. The increase from year-end primarily reflects the increase in debt levels as discussed above.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

      See  Note 3 of the Notes to the Consolidated Financial
Statements included herein.


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


                               ENRON CORP.
                               (Registrant)


Date:  November 11, 1994   By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)