Form 10-Q
period 1995-03-31
ENRON CORP
filed 1995-05-15
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995



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

            Class                     Outstanding at April 30, 1995

 Common Stock, $.10 Par Value             251,845,942 shares





                              1 of 18

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1995 and 1994                3
        Consolidated Balance Sheet - March 31, 1995
         and December 31, 1994                               4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1995 and 1994                6
        Notes to Consolidated Financial Statements           7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                17

   ITEM 5. Other Information                                17

   ITEM 6. Exhibits and Reports on Form 8-K                 17



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                    1995        1994

Revenues                                        $2,303,949  $2,455,726
Costs and Expenses
  Cost of gas and other products                 1,619,433   1,782,393
  Operating expenses                               211,688     222,385
  Amortization of deferred contract
   reformation costs                                10,770     24,368
  Oil and gas exploration expenses                  20,125      16,050
  Depreciation, depletion and amortization         107,396     115,048
  Taxes, other than income taxes                    30,730      31,336
                                                 2,000,142   2,191,580
Operating Income                                   303,807     264,146
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                                     15,200      14,205
  Interest income                                    6,899       9,427
  Other, net                                        45,536      48,288
Income before Interest, Minority Interests
 and Income Taxes                                  371,442     336,066
Interest and Related Charges, net                   67,008      69,689
Dividends on Preferred Stock of Subsidiaries         7,848       4,275
Minority Interests                                   9,831       6,052
Income Taxes                                        91,805      82,987
Net Income                                         194,950     173,063
Preferred Stock Dividends                            3,819       3,722
Earnings on Common Stock                        $  191,131  $  169,341

Earnings per Share of Common Stock
  Primary                                       $     0.79  $     0.70

  Fully diluted                                 $     0.73  $     0.65

Average Number of Common Shares Used in
 Primary Computation                               243,217     242,483


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                                    1995          1994

ASSETS

Current Assets
  Cash and cash equivalents                    $    93,031   $   132,336
  Trade receivables                                488,665       604,985
  Other receivables                                234,492       233,213
  Transportation and exchange gas receivable       105,411        98,787
  Inventories                                      106,736       138,405
  Assets from price risk management activities     530,542       449,588
  Other                                            293,943       251,679
     Total Current Assets                        1,852,820     1,908,993

Investments and Other Assets
  Investments in unconsolidated subsidiaries     1,123,354     1,065,189
  Assets from price risk management activities   1,203,597     1,027,945
  Other                                          1,369,986     1,225,224
     Total Investments and Other Assets          3,696,937     3,318,358

Property, Plant and Equipment, at cost          11,122,040    10,964,401
  Less accumulated depreciation, depletion
   and amortization                              4,390,521     4,225,741
     Net Property, Plant and Equipment           6,731,519     6,738,660

Total Assets                                   $12,281,276   $11,966,011



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                                    1995          1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $   709,679   $   924,446
  Transportation and exchange gas payable          127,241       114,124
  Accrued taxes                                     95,130        90,906
  Accrued interest                                  58,312        58,569
  Liabilities from price risk management
   activities                                      574,272       522,070
  Other                                            404,778       587,271
     Total Current Liabilities                   1,969,412     2,297,386

Long-Term Debt                                   3,099,342     2,805,142

Deferred Credits and Other Liabilities
  Deferred income taxes                          1,960,732     1,893,450
  Deferred revenue                                 237,295       256,298
  Liabilities from price risk management
   activities                                      707,563       575,377
  Other                                            571,011       591,134
     Total                                       3,476,601     3,316,259

Minority Interests                                 301,032       290,146

Preferred Stock of Subsidiary Companies            395,750       376,750
Shareholders' Equity
  Second preferred stock, cumulative, $1 par
   value                                           139,736       140,498
  Common stock, $0.10 par value                     25,308        25,308
  Additional paid in capital                     1,782,968     1,788,044
  Retained earnings                              1,490,963     1,351,297
  Cumulative foreign currency translation
   adjustment                                     (152,149)     (158,881)
  Common stock held in treasury                    (35,059)      (41,090)
  Other (including Flexible Equity Trust)         (212,628)     (224,848)
     Total                                       3,039,139     2,880,328

Total Liabilities and Shareholders' Equity     $12,281,276   $11,966,011



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                     1995       1994

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net Income                                       $ 194,950   $ 173,063
  Depreciation, depletion and amortization           107,396     115,048
  Oil and gas exploration expenses                    20,125      16,050
  Amortization of deferred contract reformation
   costs                                              10,770      24,368
  Deferred income taxes                               64,559      46,833
  Gain on sale of assets                             (29,035)    (24,433)
  Regulatory, litigation and other contingency
   adjustments                                       (19,893)    (15,035)
  Changes in components of working capital          (309,601)   (475,970)
  Deferred contract reformation costs                  1,127     (18,342)
  Deferred revenues                                   (7,879)     (4,179)
  Net assets from price risk management activities   (72,217)    (48,255)
  Other, net                                         (87,558)        842
Net Cash Used in Operating Activities               (127,256)   (210,010)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments        31,726     194,776
  Additions to property, plant and equipment        (116,241)   (118,657)
  Other, net                                         (48,851)    (50,742)
Net Cash Provided by (Used in) Investing
 Activities                                         (133,366)     25,377
Cash Flows From Financing Activities
  Issuance of long-term debt                         211,406         320
  Net increase in short-term borrowings              126,698     260,106
  Decrease in long-term debt                         (44,060)    (30,973)
  Acquisition of treasury stock                      (17,087)       (412)
  Issuance of treasury stock                           9,130           -
  Issuance of common stock                                 -       9,677
  Dividends paid                                     (64,770)    (58,597)
Net Cash Provided by Financing Activities            221,317     180,121
Decrease in Cash and Cash Equivalents                (39,305)     (4,512)
Cash and Cash Equivalents, Beginning of Period       132,336     140,240
Cash and Cash Equivalents, End of Period           $  93,031   $ 135,728




The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by Enron Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron Corp. believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron Corp.'s Annual Report on Form 10-K for the year ended December 31, 1994 (Form 10-K).

   Certain reclassifications have been made in the 1994 amounts to conform with the 1995 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by Enron Corp.'s subsidiaries and affiliates whose operations are managed by their respective officers.

2. Supplemental Cash Flow Information

   Net cash received for income tax refunds was $0.4 million and $6.2 million for the first quarters of 1995 and 1994, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized was $68.2 million and $60.3 million, respectively.

   Non-cash financing activities during the first quarter of 1995 included the issuance of preferred stock of an Enron subsidiary in exchange for oil and gas properties, in a transaction valued at $19 million.

   Changes in components of working capital are as follows
(in thousands):

                                      First Quarter
                                  1995           1994

Receivables                    $ 108,417     $(271,426)
Inventories                       31,669        63,601
Payables                       (201,650)      (212,265)
Accrued taxes                     4,224         61,537
Accrued interest                   (257)         6,235
Other                          (252,004)      (123,652)

   Total                      $(309,601)     $(475,970)

         ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Litigation and Contingencies

   As reported in Form 10-K, TransAmerican Natural Gas Corporation (TransAmerican) has filed a petition against Enron Corp. and Enron Oil & Gas Company (EOG) alleging breach of confidentiality agreements, misappropriation of trade secrets and unfair competition, with respect to four tracts in Webb County, Texas, which EOG leased for their oil and gas exploration and development potential.
TransAmerican seeks actual damages of $100 million and exemplary damages of $300 million. EOG has filed claims against TransAmerican and its sole shareholder alleging common law fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican take nothing on its claims against Enron Corp. As to EOG, the trial date, which was most recently set for September 12, 1994, has been continued and there is no current setting. Although no assurances can be given, Enron believes that TransAmerican's claims are without merit. Enron believes that the ultimate resolution of this matter will not have a materially adverse effect on its financial position or results of operations.

   As reported in Form 10-K, a pipeline company in which an Enron affiliate has a minority interest and for which an Enron affiliate has served as operator, filed a petition against Enron and certain affiliates alleging an unspecified amount of damages relating to the operation of such pipeline company. A settlement agreement has been executed whereby, upon certain conditions being met, such lawsuit will be dismissed. Enron believes that the terms of the settlement agreement, if consummated, will not have a materially adverse effect on Enron's financial position or results of operations. If such conditions are not met and the settlement is not consummated, the proceedings in said lawsuit will be resumed. In that event, and based upon information currently available, it is not possible to predict the outcome of such litigation; however, Enron believes that the results will not have a materially adverse effect on Enron's financial position or results of operations.

   During October 1994, an explosion occurred at Enron's methanol plant in Pasadena, Texas. Before the explosion, the plant was producing approximately 420,000 gallons of methanol per day, approximately half of which was being used at Enron's MTBE plant. There were no fatalities or serious injuries as a result of the explosion. The plant is expected to be placed back into commercial operations in May 1995. Enron is currently investigating the explosion to determine the full extent of any damages; however, based upon business interruption and other insurance coverages, Enron currently anticipates that the explosion will not have a material adverse effect on its financial position or results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

First Quarter 1995
vs. First Quarter 1994

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's first quarter 1995 net income increased to $195 million as compared to $173 million during the first quarter of 1994. The $22 million increase in consolidated net income primarily reflects improved income before interest, minority interests and income taxes for the transportation and operation and exploration and production segments. This increase was partially offset by lower income before interest, minority interests and income taxes for the corporate and other segment combined with higher income taxes. Earnings per share rose to $.79 in the first quarter of 1995 from $.70 in the same period in 1994.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                      First Quarter     Increase
                                       1995   1994     (Decrease)

Transportation and Operation           $181   $153         $28
Domestic Gas and Power Services          51     49           2
International Gas and Power Services     51     51           -
Exploration and Production               58     40          18
Corporate and Other                      30     43         (13)
   Total                               $371   $336         $35

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management and operation of pipelines, liquids plants and power facilities and Enron's investments in crude oil marketing and transportation operations conducted by EOTT Energy Corp.
(EOTT) and liquids pipeline operations. The segment realized a $28 million increase in IBIT for the first quarter of 1995 as compared to the same period in 1994. The increase was due primarily to a gain of $29 million on the sale of non-strategic natural gas processing and gathering related assets and increased earnings from construction, management and operations activities, partially offset by lower results from EOTT. In the first quarter of 1994, EOTT, a wholly-owned subsidiary of Enron, sold its crude oil trading and transportation operations to EOTT Energy Partners, L.P. (the EOTT Partnership).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



EOTT continues to own approximately 40% of the EOTT
Partnership. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment decreased approximately $50 million (16%) during the first quarter of 1995 as compared to the same period in 1994. The decrease in revenues primarily reflects the reduced ownership interest in EOTT and reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now almost exclusively a transporter of natural gas. Northern Natural's sales volumes decreased from 146 million cubic feet per day (Mmcf/d) in the first quarter of 1994 to 71 Mmcf/d in the same period in 1995. These declines were partially offset by increased engineering and construction revenues associated with Enron's international assets.

COST OF GAS AND OTHER PRODUCTS SOLD

   The cost of gas and other products sold by the transportation and operation segment decreased by $20 million (85%) during the first quarter of 1995 compared to the same period in 1994 primarily as a result of the reduced ownership interest in EOTT and decreased gas purchases by Northern Natural.

OPERATING EXPENSES

   Operating expenses in the transportation and operation segment declined 12% during the first quarter of 1995 as compared to the same period in 1994. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to being almost exclusively transporters of natural gas, as well as the effect of the reduced ownership interest in EOTT.

   Amortization of deferred contract reformation costs decreased 56% in the first quarter of 1995, primarily due to the completion by Northern Natural of the recovery of certain transition costs in early 1995.

   Depreciation expense for the transportation and operation segment decreased $3 million (12%) during the first quarter of 1995 as compared to the same period in 1994 primarily as a result of the reduced ownership interest in EOTT.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries was $4 million in both quarters. The first quarter 1995 results reflected improved earnings from Citrus Corp. The increase in Citrus' earnings are a result of increased allowances for funds used during construction related to the Florida Gas Transmission Company Phase III pipeline expansion, which was placed in service March 1, 1995, increased revenues after the expansion pipeline was placed in service and improved sales margins as a result of contract renegotiations. These increases were partially offset by a loss from the EOTT Partnership, due primarily to weak industry-wide crude oil processing margins on the West Coast.

   Other income, net increased $30 million, from $19 million to $49 million, primarily due to the gain of $29 million on the sale of non-strategic natural gas processing and gathering facilities.

DOMESTIC GAS AND POWER SERVICES

   Enron's domestic gas and power activities are conducted by Enron Capital & Trade Resources Corp. (ECT) and can be categorized into three business lines: Cash and Physical, Risk Management and Finance. The domestic gas and power services segment had a $2 million (5%) increase in IBIT for the first quarter of 1995 as compared to the same period in 1994. This increase was primarily due to increased earnings in the risk management and finance businesses, partially offset by lower earnings in the cash and physical business. The following discussion analyzes the contributions to IBIT for each of these businesses.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



   Volume and price statistics (including intercompany amounts) are as follows:

                                                   First Quarter
                                                   1995      1994

Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                        5,366     5,175
  Interruptible                                   2,117     1,799
  Transport Volumes                                 699       583
  Financial Settlements (Notional)               32,752    14,495
     Total                                       40,934    22,052

Production Payments and Financings
 Arranged (In Millions)                         $  54.3    $ 12.4

Fixed Price Contract Originations (TBtue) (3)     1,498     1,400

Electricity (Megawatts/hour)
  Owned Production                                  376       346
  Transaction Volumes Marketed                      332         -

Liquids Marketing (Mmgal) (4)
  Domestic NGL Marketed                             514       582
  MTBE Marketed                                     174        65

Domestic Gas Processing
  Total Production Volumes (Mmgal) (4)              300       271
  Processing Margin ($/Gal)                     $ 0.061   $ 0.054

(1)  Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3)  Trillion British thermal units equivalent.
(4)  Million gallons.

     The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity, and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT, including the domestic gas processing activity. Also reported in this line of business are the effects of actual settlements of ECT's long-term physical and notional quantity based contracts. The cash and physical operations' earnings before overhead expenses were $33 million in the first quarter of 1995 and were less than the prior year's earnings due primarily to lower margins for physical natural gas resulting from less volatile market conditions due to weather in the first quarter of 1995. This decrease was partially offset by an increase in earnings from Canadian operations and the marketing of electricity. Additionally, 1994 results included the impact of reflecting clean fuels contractual commitments at market value. The cash and physical operations contributed 37% of ECT's earnings before overhead expenses in the first quarter of 1995 as compared to 92% in the first quarter of 1994.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



     The risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts. Earnings before overhead expenses from these activities increased to $36 million due primarily to the originations from long-term contracts with independent power plants (IPP), as well as originations related to Canadian gas supply. Included in originations is $19 million associated with the non-affiliated portion of earnings from a long-term gas supply contract with a 50%- owned IPP. Earnings from risk management originations were 40% and 8% of ECT earnings before overhead expenses in the first quarter of 1995 and 1994, respectively.

     ECT's finance operations provide capital to customers through various product offerings. Earnings before overhead expenses from this unit increased to $21 million in the first quarter of 1995 due primarily to its share of earnings associated with the long-term gas supply contract with the IPP discussed above. The finance activities contributed 23% of ECT's earnings before overhead expenses in the first quarter of 1995 and less than 1% in the same period in 1994.

     ECT's overhead expenses such as rent, systems expenses and other support group costs were 43% of ECT's earnings before overhead expenses in 1995 and 38% in 1994. These costs increased by 28% in the first quarter of 1995 due to continued expansion into new markets.

INTERNATIONAL GAS AND POWER SERVICES

   The international segment's IBIT was virtually unchanged.
The following discussion analyzes significant items in the segment's results.

REVENUES

   Net revenues improved by $5 million (9%) in the first quarter of 1995 as compared with 1994. Included in 1995 were amounts received from the promotion of a portion of Enron's interest in the Dabhol power project in India and $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United
Kingdom. In addition, revenues of $12 million were recognized as a result of the expiration of certain contingent obligations related to the formation of Enron
Global Power & Pipelines L.L.C. The 1994 results included revenues of approximately $31 million from the promotion on the sale of certain liquids processing facilities at Teesside.

COSTS AND EXPENSES

   Operating expenses increased by $7 million (72%) as a result of increased international activities.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries improved from $6 million in the first quarter of 1994 to $12 million in the same period in 1995 due primarily to increased earnings from Enron's interests in international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT increased to $58 million in the first quarter of 1995 from $40 million in the same period of 1994. The following discussion analyzes the significant changes in the segment's results.

   Volume and price statistics (including intercompany amounts) are as follows:

                                            First Quarter
                                            1995      1994
Wellhead Volumes
  Natural Gas (MMcf/d) (1)(2)                716       799
  Crude Oil and Condensate (MBbl/d) (1)     18.1      10.8
  Natural Gas Liquids (MBbl/d)               2.5       0.7
Wellhead Average Prices
  Natural Gas ($/Mcf) (3)                 $ 1.24    $ 1.91
  Crude Oil and Condensate ($/Bbl)         16.40     12.83
  Natural Gas Liquids ($/Bbl)              11.79      8.37

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended March 31, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $0.87/Mcf and $1.61/Mcf for the three-month periods ended March 31, 1995 and 1994, respectively, for the volumes described in note (2), net of transportation costs.

REVENUES

   The exploration and production segment's gross revenues increased 4% during the first quarter of 1995 as compared to the same period in 1994. The increased revenues are attributable to a 28% increase in average wellhead prices for crude oil and condensate combined with a 68% increase in average crude oil and condensate wellhead volumes. The effects of 35% lower average wellhead natural gas prices were partially mitigated by the positive effects of EOG's hedging strategies. U.S. wellhead natural gas volumes were voluntarily curtailed by an average of 150 MMcf per day during February and March of 1995 contributing to a decrease of 10% in volumes delivered from the first quarter of 1994. In addition, the exploration and production segment's first quarter 1995 and 1994 includes a $16 million gain and a $1 million loss, respectively, related to hedges placed by Enron on open commodity positions not hedged by EOG. EOG realized an $11 million gain in the first quarter of 1995 related to certain NYMEX-related commodity market transactions that were designated for trading purposes in 1994. All trading positions were closed during the first quarter of 1995.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                ENRON CORP. AND SUBSIDIARIES



COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities decreased $7 million (22%) from the first quarter of 1994 compared to the same period in 1995 due to lower average associated costs per Mcf combined with a decrease in other natural gas marketing volumes.

   Operating expenses for the exploration and production segment increased $1 million (4%) and oil and gas exploration expenses increased $4 million (25%) during the first quarter of 1995 when compared to the same period in 1994 primarily reflecting increased international operations and exploration activities.

   Depreciation, depletion and amortization (DD&A) expense decreased $12 million reflecting a decrease in production volumes and a decrease in the average DD&A rate from $0.83 per thousand cubic feet equivalent (Mcfe) in the first quarter of 1994 to $0.70 per Mcfe in the first quarter of 1995. A portion of the DD&A rate decrease is attributable to a lower average rate relating to increased production from international operations versus that for North American operations. The remainder of the decrease is primarily due to increased production from lower cost fields, the disposition of higher cost North American properties and increases in reserve estimates.

CORPORATE AND OTHER

   The corporate and other segment's IBIT was $30 million in the first quarter of 1995 as compared to $43 million in the first quarter of 1994. The 1994 amount includes a gain related to the sale of 10 million common units of the EOTT Partnership and general and administrative expense reductions realized in 1994. The 1995 results include amounts recognized following the further resolution of certain litigation in 1995.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARIES

   The increase in dividends on preferred stock of subsidiaries reflects the issuance by Enron Capital Resources, L.P. of 3 million shares of 9% Cumulative Preferred Securities, Series A ($25 per share liquidation value) in August 1994 and the issuance in December 1994 of 880 shares of 8.57% Preferred Stock, $0.001 par value, ($100,000 per share liquidation value) by Enron Equity Corp.

         PART I. FINANCIAL INFORMATION - (Concluded)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



INCOME TAXES

   Income taxes increased during the first quarter of 1995 as compared to the first quarter of 1994 primarily as a result of increased pretax income.

FINANCIAL CONDITION

   Cash used in operating activities totaled approximately
$127 million as compared to $210 million during the same period last year. The improvement primarily reflects reduced working capital requirements.

   Cash used in investing activities totaled $133 million during the first quarter of 1995 as compared to cash provided of $25 million during the same period in 1994.
This change primarily resulted from the sale of EOTT's operations in the first quarter of 1994.

   Cash provided by financing activities totaled $221 million during the first quarter of 1995 as compared to $180 million during the same period in 1994. During the first quarter of 1995, net issuances of short- and long-term debt totaled $294 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and meet working capital requirements.

   At March 31, 1995, Enron had a working capital deficit of $117 million as compared to a deficit of $388 million at December 31, 1994. Enron is able to fund its normal working capital deficit through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at March 31, 1995 was $6.8 billion.
Debt as a percentage of total capitalization was 45.4% at March 31, 1995 as compared to 44.2% at year-end 1994 and 47.7% at March 31, 1994. The increase from December 31,
1994 primarily reflects the increase in debt levels occurring during the first quarter of 1995 as discussed above.

                 PART II. OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

See Part I. Item 1, Note 3 to Consolidated Financial
Statements entitled "Litigation and Contingencies," which is incorporated herein by reference.


ITEM 5. Other Information

The annual meeting of stockholders of Enron Corp. was held on May 2, 1995. In addition to the election of directors and procedure items, the stockholders voted 220,911,042 shares in the affirmative and 9,799,125 shares in the negative, with 4,882,634 shares abstaining, to approve the Enron Corp. Amended and Restated Performance Unit Plan, the purpose of which is to advance the interests of Enron and its subsidiaries and their stockholders by providing long-term incentive compensation tied to increases in stockholder value to those key executive employees who are in a position to make substantial contributions to the long-term financial success of Enron and its subsidiaries.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     None.

                            SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 12, 1995        By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)