Form 10-Q
period 1995-06-30
ENRON CORP
filed 1995-08-02
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995



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

            Class                Outstanding at July 21,
1995

 Common Stock, $.10 Par Value       252,006,756 shares










                           1 of 25


                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                         Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended June 30, 1995 and 1994 and
           Six Months Ended June 30, 1995 and 1994           3
       Consolidated Balance Sheet - June 30, 1995
           and December 31, 1994                             4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1995 and 1994               6
       Notes to Consolidated Financial Statements            7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

PART II. OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                          23
   ITEM 6. Exhibits and Reports on Form 8-K                 24

               PART I. FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS
               ENRON CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME
         (In Thousands, Except Per Share Amounts)
                        (Unaudited)

                                         Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                           1995        1994         1995         1994

Revenues                               $2,149,346   $1,910,709   $4,453,295   $4,366,436
Costs and Expenses
   Cost of gas and other products       1,550,480    1,371,542    3,169,913    3,153,936
   Operating expenses                     265,806      249,884      477,494      472,269
   Amortization of deferred contract
    reformation costs                       4,060       20,528       14,830       44,896
   Oil and gas exploration expenses        22,850       22,233       42,975       38,283
   Depreciation, depletion and
    amortization                          102,844      109,825      210,240      224,873
   Taxes, other than income taxes          26,280       22,834       57,010       54,170
                                        1,972,320    1,796,846    3,972,462    3,988,427
Operating Income                          177,026      113,863      480,833      378,009
Other Income and Deductions
   Equity in earnings of unconsolidated
    subsidiaries                           12,527       23,473       27,727       37,678
   Interest income                          7,567        8,064       14,466       17,492
   Other, net                              33,327       23,303       78,863       71,591
Income before Interest, Minority
 Interests and Income Taxes               230,447      168,703      601,889      504,770
Interest and Related Charges, net          70,919       67,401      137,927      137,090
Dividends on Preferred Stock of
 Subsidiaries                               7,848        4,275       15,696        8,550
Minority Interests                         13,451        6,842       23,282       12,894
Income Taxes                               44,184       14,584      135,989       97,572
Net Income                                 94,045       75,601      288,995      248,664
Preferred Stock Dividends                   3,809        3,721        7,628        7,443
Earnings on Common Stock               $   90,236   $   71,880   $  281,367   $  241,221

Earnings Per Share of Common Stock
   Primary                             $     0.37   $     0.30   $     1.16   $     0.99
   Fully diluted                       $     0.35   $     0.28   $     1.08   $     0.93

Average Number of Common Shares
 Used in Primary Computation              244,018      243,546      243,605      242,986

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                       (In Thousands)
                         (Unaudited)

                                                    June 30,   December 31,
                                                      1995         1994

ASSETS

Current Assets
  Cash and cash equivalents                      $   140,516   $   132,336
  Trade receivables                                  523,888       604,985
  Other receivables                                  250,704       233,213
  Transportation and exchange gas receivable         161,912        98,787
  Inventories                                        105,619       138,405
  Assets from price risk management activities       498,826       449,588
  Other                                              272,193       251,679
     Total Current Assets                          1,953,658     1,908,993

Investments and Other Assets
  Investments in unconsolidated subsidiaries       1,128,895     1,065,189
  Assets from price risk management activities     1,725,361     1,027,945
  Other                                            1,186,462     1,225,224
     Total Investments and Other Assets            4,040,718     3,318,358

Property, Plant and Equipment, at cost            11,157,085    10,964,401
  Less accumulated depreciation, depletion
   and amortization                                4,379,466     4,225,741
     Net Property, Plant and Equipment             6,777,619     6,738,660

Total Assets                                     $12,771,995   $11,966,011

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                       (In Thousands)
                         (Unaudited)

                                                  June 30,    December 31,
                                                    1995          1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $   743,776   $   924,446
  Transportation and exchange gas payable          156,963       114,124
  Accrued taxes                                     91,383        90,906
  Accrued interest                                  52,799        58,569
  Liabilities from price risk management
   activities                                      418,528       522,070
  Other                                            340,618       587,271
     Total Current Liabilities                   1,804,067     2,297,386

Long-Term Debt                                   3,417,585     2,805,142

Deferred Credits and Other Liabilities
  Deferred income taxes                          1,929,782     1,893,450
  Deferred revenue                                 219,787       256,298
  Liabilities from price risk management
   activities                                    1,099,748       575,377
  Other                                            508,329       591,134
     Total                                       3,757,646     3,316,259

Minority Interests                                 308,947       290,146

Preferred Stock of Subsidiary Companies            395,750       376,750
Shareholders' Equity
  Second preferred stock, cumulative, $1 par
   value                                           139,425       140,498
  Common stock, $0.10 par value                     25,309        25,308
  Additional paid in capital                     1,778,778     1,788,044
  Retained earnings                              1,529,781     1,351,297
  Cumulative foreign currency translation
   adjustment                                     (154,092)     (158,881)
  Common stock held in treasury                    (18,678)      (41,090)
  Other (including Flexible Equity Trust)         (212,523)     (224,848)
     Total                                       3,088,000     2,880,328

Total Liabilities and Shareholders' Equity     $12,771,995   $11,966,011

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
                ENRON CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                       1995        1994

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net Income                                        $ 288,995    $ 248,664
  Depreciation, depletion and amortization            210,240      224,873
  Oil and gas exploration expenses                     42,975       38,283
  Amortization of deferred contract reformation
   costs                                               14,830       44,896
  Deferred income taxes                                95,570       50,137
  Gain on sale of assets                              (31,692)     (24,615)
  Regulatory, litigation and other contingency
   adjustments                                        (31,243)     (26,275)
  Changes in components of working capital           (443,060)    (433,488)
  Deferred contract reformation costs                  (8,966)     (34,502)
  Deferred revenues                                    (8,738)      (4,249)
  Net assets from price risk management
   activities                                        (325,824)    (229,844)
  Other, net                                            9,635       (9,387)
Net Cash Used in Operating Activities                (187,278)    (155,507)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments        102,619      219,374
  Additions to property, plant and equipment         (282,516)    (269,710)
  Equity investments                                  (63,544)    (216,018)
  Other, net                                          (48,633)     (56,382)
Net Cash Used in Investing Activities                (292,074)    (322,736)
Cash Flows From Financing Activities
  Issuance of long-term debt                          434,155       27,278
  Net increase in short-term borrowings               424,595      651,620
  Decrease in long-term debt                         (244,779)    (134,202)
  Acquisition of treasury stock                       (24,247)        (724)
  Issuance of treasury stock                           25,472            -
  Issuance of common stock                                  -       27,776
  Dividends paid                                     (127,664)    (113,721)
Net Cash Provided by Financing Activities             487,532      458,027
Increase (Decrease) in Cash and Cash Equivalents        8,180      (20,216)
Cash and Cash Equivalents, Beginning of Period        132,336      140,240
Cash and Cash Equivalents, End of Period           $  140,516    $ 120,024

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto incorporated into Enron's Annual Report on Form 10-K for the year ended December 31, 1994 (Form 10-K).

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes for the first half of 1995 and 1994 was $6.8 million and $29.5 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $145.9 million and $135.3 million, respectively.

    Changes in components of working capital are as  follows
(in thousands):

                                First Six Months
                               1995           1994

Receivables                 $     481      $  20,783
Inventories                    32,786        (7,273)
Prepayments                  (58,873)          3,516
Payables                    (137,831)      (340,300)
Accrued taxes                     477          7,629
Accrued interest              (5,770)        (2,328)
Other                       (274,330)      (115,515)
                           $(443,060)     $(433,488)

3. LITIGATION AND CONTINGENCIES

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

   As reported in the Form 10-K, a pipeline company in which an Enron affiliate had a minority interest and for which an Enron affiliate has served as operator had filed a petition against Enron and certain affiliates alleging an unspecified amount of damages relating to the operation of such pipeline company. The lawsuit was settled and dismissed in June 1995 pursuant to which settlement Enron's equity interest in such pipeline company was conveyed to another equity owner. The terms of the settlement did not have a materially adverse effect on Enron's financial position or results of operations.

    During October 1994, an explosion occurred at Enron's methanol plant in Pasadena, Texas. Before the explosion, the plant was producing approximately 420,000 gallons of methanol per day, approximately half of which was being used at Enron's MTBE plant. There were no fatalities or serious injuries as a result of the explosion. The plant was placed back into commercial operation in June 1995. Based upon business interruption and other insurance coverages, Enron currently anticipates that the explosion will not have a material adverse effect on its financial position or results of operations.

         PART I FINANCIAL INFORMATION - (Continued)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 1995
vs. Second Quarter 1994

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's second quarter 1995 net income increased to $94 million as compared to $76 million during the second quarter of 1994. Net income in the second quarter of 1995 benefited from strong performances in the international and exploration and production segments. These increases were partially offset by higher interest and related charges, higher dividends on preferred stock of subsidiaries and increased income tax expense. Earnings per share rose to $0.37 in the second quarter of 1995 from $0.30 in the same period in 1994.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                       Second Quarter    Increase
                                       1995      1994   (Decrease)

Transportation and Operation           $ 69      $ 74       $(5)
Domestic Gas and Power Services          47        46         1
International Gas and Power Services     24        13        11
Exploration and Production               84        40        44
Corporate and Other                       6        (4)       10

   Total                               $230      $169       $61

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management
and   operation  of  pipelines,  liquids  plants  and  power
facilities and Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners,
L.P.  (EOTT) and liquids pipeline operations.  The segment's
IBIT  declined $5 million in the second quarter of  1995  as
compared   to  the  same  period  in  1994.  The   following
discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased approximately $20 million (10%) during the second quarter of 1995 as compared to the same period in 1994. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now almost exclusively a transporter of natural gas.

COSTS AND EXPENSES

    Operating expenses in the transportation and operation segment declined 3% during the second quarter of 1995 as compared to the same period in 1994. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to being almost exclusively transporters of natural gas.

    Amortization of deferred contract reformation costs decreased 80% in the second quarter of 1995 primarily due to the completion by Northern Natural of the recovery of certain transition costs in early 1995.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries decreased $9 million (80%) in the second quarter of 1995 as compared to the same period in 1994 as a result of lower earnings realized by EOTT due primarily to weak industry-wide processing margins on the West Coast combined with reserves established in connection with the restructuring of EOTT's West Coast processing arrangement. This decline was partially offset by increased earnings from Trailblazer Pipeline due to a settlement with a transportation customer.

    Other income, net increased $9 million for the second quarter of 1995 compared to the same period in 1994. The increase was primarily due to pre-tax earnings of $10 million related to the disposition of non-strategic gathering facilities.

DOMESTIC GAS AND POWER SERVICES

    Enron's domestic gas and power activities are conducted by Enron Capital & Trade Resources Corp. (ECT) and can be categorized into three business lines: Cash and Physical, Risk Management and Finance. The domestic gas and power services segment's IBIT for the second quarter of 1995 was virtually unchanged from the same period in 1994. The following discussion analyzes the contributions to IBIT for each of these businesses.


    Volume and price statistics (including intercompany amounts) are as follows:

                                             Second Quarter
                                             1995       1994

Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    5,632     4,398
  Interruptible                               2,280     1,914
  Transport Volumes                             353       549
  Financial Settlements (Notional)           32,128    10,858
     Total                                   40,393    17,719

Production Payments and Financings
 Arranged (In Millions)                       $45.1    $198.4

Fixed Price Contract Originations
 (TBtue) (3)                                  2,015     1,608

Electricity (Megawatts/hour)
  Owned Production                              385       351
  Transaction Volumes Marketed                  734         -

Liquids Marketing (Mmgal) (4)
  Domestic NGL Marketed                         445       462
  MTBE Marketed                                 149        73

Domestic Gas Processing
  Total Production (Mmgal) (4)                  291       303
  Processing Margin ($/Gal)                  $0.092    $0.065

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.
(4) Million gallons.

    The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT, including domestic gas processing activity. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts. The cash and physical operations' earnings before overhead expenses were $27 million in the second quarter of 1995 and $21 million in the same period in 1994. The earnings from this business unit increased in the second quarter of 1995 primarily due to the effects of improved liquidity in the index-based markets on its portfolio of contracts and activity related to electricity marketing. This business line accounted for 37% of ECT's earnings before overhead expenses in the second quarter of 1995 as compared to 30% in the second quarter of 1994.

     The risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts. Second quarter earnings before overhead expenses from this unit decreased slightly from $51 million in 1994 to $49 million in 1995. In 1995, earnings were primarily from the utility sector while in 1994 originations were from independent power plants. The earnings from risk management operations were 67% and 73% of ECT earnings before overhead expenses in the second quarter of 1995 and 1994, respectively.

    ECT's finance operations provide capital to customers through various product offerings. The loss before overhead expenses from this unit increased from $2 million in the second quarter of 1994 to $3 million in the second quarter of 1995, primarily due to lower earnings related to
production  payments.   The finance  activities  contributed
(4)% of ECT's earnings before overhead expenses in the second quarter of 1995 and (3)% in the same period in 1994.

    ECT's overhead expenses such as rent, systems expenses and other support group costs were $27 million in the second quarter of 1995 and $23 million in the same period in 1994. These costs increased by 19% in the second quarter of 1995 due to continued expansion into new markets coupled with increased expenses for insurance and employee benefits.

INTERNATIONAL GAS AND POWER SERVICES

    The international segment includes earnings from the development and promotion of natural gas pipeline and power projects, commercial power generation activities outside of North America and activities of Enron Global Power &
Pipelines L.L.C. The segment's second quarter IBIT increased $11 million from 1994 to 1995. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

    Net revenues for the international segment increased by $30 million in the second quarter of 1995 as compared with 1994. This increase is primarily due to revenues of $12 million which were recognized as a result of the expiration of certain contingent obligations related to the formation of Enron Global Power & Pipelines L.L.C., improved net revenues from Enron Americas and growth in the natural gas marketing operations in Europe.

COSTS AND EXPENSES

   Operating expenses increased $4 million during the second quarter of 1995 as compared to the same period in 1994 primarily as a result of increased international activities. Depreciation and amortization expense increased $4 million as a result of increased amortization of project development costs.

OTHER INCOME AND DEDUCTIONS

    Other income, net decreased $13 million primarily due to foreign currency exchange gains realized by Enron Americas in the second quarter of 1994.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased to $84 million in the second quarter of 1995 from $40 million in the same period of 1994. These results include the impact of hedges placed by Enron on open commodity positions not hedged by EOG. The following discussion analyzes the significant changes in the segment's results.

     Wellhead   volume   and  price  statistics   (including
intercompany amounts) are as follows:

                                           Second Quarter
                                           1995      1994
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                         548       679
  Trinidad                                  122        81
     Total                                  670       760
Average Natural Gas Prices ($/Mcf)
  North America (3)                        $1.34     $1.73
  Trinidad                                  0.97      0.93
     Total Composite                        1.27      1.65
Crude/Condensate Volumes (MBbl/d) (1)
  North America                             10.9      9.1
  Trinidad                                   4.8      3.2
  India                                      1.7        -
     Total                                  17.4     12.3
Average Crude/Condensate Prices ($/Bbl)
  North America                           $17.93   $16.02
  Trinidad                                 17.14    15.20
  India                                    18.13        -
     Total Composite                       17.73    15.80

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended June 30, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes   an  average  equivalent  wellhead   value   of
    $0.79/Mcf and $1.24/Mcf for the three-month periods ended June 30, 1995 and 1994, respectively, for the volumes described in note (2), net of transportation costs.

REVENUES

    The exploration and production segment's gross revenues increased $22 million (12%) during the second quarter of 1995 as compared to the same period in 1994. The increase reflects gains on sales of reserves and related assets which totaled $54 million in the second quarter of 1995 compared with $13 million in the same period in 1994. Decreased natural gas sales and other marketing revenues were partially mitigated by the positive effects of EOG's hedging strategies which resulted in a gain of $16 million on natural gas commodity price hedging activities in the second quarter of 1995 compared to a loss of less than $1 million during the second quarter of 1994. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG increased from $1 million in the second quarter of 1994 to $11 million in the same period in 1995. Increased crude and condensate sales also contributed to the increase in revenues.

   Because of 23% lower average wellhead natural gas prices, U.S. wellhead natural gas volumes were voluntarily curtailed by an average of 120 MMcf/d during the second quarter of 1995 compared to an average of 75 MMcf/d during the same period in 1994, contributing to a decrease of 12% in volumes delivered from the second quarter of 1994.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities decreased $16 million (53%) from the second quarter of 1994 compared to the same period in 1995 due to lower average associated costs per Mcf combined with a decrease in other natural gas marketing volumes.

    Operating expenses for the exploration and production segment increased $4 million (15%) during the second quarter of 1995 as compared to the same period in 1994 primarily due to expanded international activities and overall higher costs associated with certain employee related costs.

    Depreciation, depletion and amortization (DD&A) expense decreased $14 million (22%) reflecting the decrease in production volumes noted earlier and a decrease in the average DD&A rate from $0.82 per thousand cubic feet equivalent (Mcfe) in the second quarter of 1994 to $0.69 per Mcfe in the second quarter of 1995. The decrease in the DD&A rate is due to an increase in the proportion of North American production coming from lower cost fields, the disposition of higher cost properties and increases in international volumes at lower than average domestic DD&A rates.

    Taxes  other than income were $3 million higher  in  the
second  quarter of 1995 compared to the same period in  1994 primarily  due to a benefit of $4 million included  in  1994 associated with reductions in state franchise taxes.

CORPORATE AND OTHER

    The  corporate and other segment's IBIT increased to  $6
million in the second quarter of 1995 as a result of the resolution of certain litigation in 1995.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANIES

     The increase in dividends on preferred stock of subsidiaries reflects the issuance by Enron Capital Resources, L.P. of 3 million shares of 9% Cumulative Preferred Securities, Series A ($25 per share liquidation value) in August 1994 and the issuance in December 1994 of 880 shares of 8.57% Preferred Stock, $0.001 par value ($100,000 per share liquidation value) by Enron Equity Corp.

INCOME TAXES

    Income taxes increased during the second quarter of 1995 as compared to the second quarter of 1994 primarily as a result of increased pretax income and a decrease in tight gas sand Federal tax credits.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1995
vs. Six Months Ended June 30, 1994

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's net income for the first six months of 1995 increased to $289 million as compared to $249 million during the same period in 1994. The $40 million increase in consolidated net income reflects improved income before interest, minority interests and income taxes for all of Enron's operating segments except corporate and other. This increase was partially offset by higher dividends on preferred stock of subsidiaries and increased income tax expense. Earnings per share rose to $1.16 in the first six months of 1995 from $0.99 in the same period in 1994.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                         Six Months      Increase
                                       1995      1994   (Decrease)

Transportation and Operation           $250      $227      $ 23
Domestic Gas and Power Services          98        95         3
International Gas and Power Services     75        64        11
Exploration and Production              143        80        63
Corporate and Other                      36        39        (3)

   Total                               $602      $505      $ 97

TRANSPORTATION AND OPERATION

    The transportation and operation segment realized a $23 million increase in IBIT for the first half of 1995 as compared to the same period in 1994. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased $70 million (14%) during the first half of 1995 as compared to the same period in 1994. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural as that pipeline is now almost exclusively a transporter of natural gas. Additionally, the decreased ownership interest in EOTT in March 1994 contributed to the decline in revenue.

COSTS AND EXPENSES

     The  cost  of  gas  and  other  products  sold  by  the
transportation and operation segment decreased by $18 million (50%) during the first half of 1995 compared to the same period in 1994 primarily as a result of decreased gas purchases by Northern Natural Gas as that pipeline is now almost exclusively a transporter of natural gas.

    Operating expenses in the transportation and operation segment declined by $13 million (8%) during the first half of 1995 as compared to the same period in 1994. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to lower transmission, compression and storage cost of gas purchased for resale as a result of the previously discussed transition to become primarily transporters of natural gas. Additionally, operating expenses decreased as a result of the decreased ownership interest in EOTT.

   Depreciation expense for the transportation and operation segment decreased $4 million (9%) during the first half of 1995 as compared to the same period in 1994 primarily as a result of the decreased ownership interest in EOTT.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries decreased by $10 million (59%) during the first half of 1995 as compared to the same period in 1994 reflecting reduced earnings from EOTT as previously discussed, partially offset by increased earnings from Trailblazer Partnership and Citrus Corp.

    Other income, net increased $39 million to $58 million, primarily due to gains related to the disposition of non-strategic natural gas processing and gathering facilities.

DOMESTIC GAS AND POWER SERVICES

    The domestic gas and power segment had a $3 million (3%) increase in income before interest, minority interest and income taxes for the six months ended June 30, 1995 as compared to the same period in 1994. This increase was due primarily to increased earnings in the risk management and finance businesses, offset by lower earnings in the cash and physical business. The following discussion analyzes the contributions to IBIT for each of these businesses.

    Volume and price statistics (including intercompany amounts) are as follows:

                                           Six Months Ended
                                                June 30,
                                             1995      1994

Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                   5,499     4,784
  Interruptible                              2,197     1,857
  Transport Volumes                            525       566
  Financial Settlements (Notional)          32,438    12,666
     Total                                  40,659    19,873

Production Payments and Financings
 Arranged (In Millions)                    $ 103.5   $ 210.8

Fixed Price Contract Originations
 (TBtue) (3)                                 3,513     3,008

Electricity (Megawatts/hour)
  Owned Production                             381       349
  Transaction Volumes Marketed                 534         -

Liquids Marketing (Mmgal) (5)
  Domestic NGL Marketed                        959     1,044
  MTBE Marketed                                323       138

Domestic Gas Processing
  Total Production (Mmgal) (4)                 591       574
  Processing Margin ($/Gal)                 $0.076    $0.060

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.
(4) Million gallons.

     The cash and physical operations' earnings before overhead expenses were $50 million and $85 million in the first six months of 1995 and 1994, respectively. This decrease was primarily a result of lower margins for physical natural gas resulting from less volatile market conditions due to mild weather in the first quarter of 1995, partially offset by an increase in activity in electricity marketing. This business line accounted for 33% of ECT's earnings before overhead expenses in the first six months of 1995 as compared to 61% in the first six months of 1994.

   Earnings before overhead expenses for the risk management business were $84 million in the first six months of 1995 and $56 million in the same period in 1994. This increase was due primarily to earnings related to long-term gas supply contracts with independent power plants and the utility sector (including $19 million associated with the non-affiliated portion of earnings from a long-term gas supply contract with a 50% owned independent power plant). The earnings from risk management operations were 56% and 41% of ECT earnings before overhead expenses in the first six months of 1995 and 1994, respectively.

     ECT's finance operations earnings before overhead expenses were $17 million in the first six months of 1995 compared with a loss of $3 million for the same period in 1994. This increase was due primarily to its share of earnings associated with long-term gas supply contracts with the independent power plant discussed above. The finance activities contributed 11% of ECT's earnings before overhead expenses in the first six months of 1995 and (2)% in the same period in 1994.

    ECT's overhead expenses were $52 million in the first half of 1995 and $43 million in the same period in 1994. These costs increased by 21% in the first six months of 1995 due to continued expansion into new markets and increased expenses for insurance and employee benefits.

INTERNATIONAL GAS AND POWER SERVICES

    The  international segment's IBIT increased $11  million
(19%)  in the first six months of 1995 compared to the  same
period  in  1994.   The  following discussion  analyzes  the
significant changes in the segment's results.

NET REVENUES

    Net revenues for the international segment increased by $35 million (51%)in the first half of 1995 as compared with 1994. Included in 1995 were amounts received from the promotion of a portion of Enron's interest in the Dabhol power project in India, $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom and increased net revenues from the natural gas marketing operations in Europe. In addition, revenues of $24 million were recognized as a result of the expiration of certain contingent obligations related to the formation of Enron Global Power & Pipelines L.L.C. The 1994 results included revenues of approximately $31 million from the promotion on the sale of certain liquids processing facilities at Teesside.

COSTS AND EXPENSES

   Operating expenses increased $11 million during the first half of 1995 as compared to the same period in 1994 primarily as a result of increased international activities. Depreciation and amortization expense increased $5 million as a result of increased amortization of project development costs.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased $7 million primarily as a result of increased earnings from Teesside and improved results from Enron
Americas' Venezuelan manufacturing operations. Other income, net declined $13 million due primarily to foreign exchange gains realized by Enron Americas in the first half of 1994.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased to $143 million in the first half of 1995 from $80 million in the same period of 1994. These results include the impact of hedges placed by Enron on open commodity positions not hedged by EOG. The following discussion analyzes the significant changes in the segment's results.

     Wellhead   volume   and  price  statistics   (including
intercompany amounts) are as follows:


                                            1995      1994
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                         584       717
  Trinidad                                  109        62
     Total                                  693       779
Average Natural Gas Prices ($/Mcf)
  North America (3)                        $1.31     $1.86
  Trinidad                                  0.97      0.92
     Total Composite                        1.25      1.78
Crude/Condensate Volumes (MBbl/d) (1)
  North America                             11.3      9.0
  Trinidad                                   4.2      2.5
  India                                      2.2        -
     Total                                  17.7     11.5
Average Crude/Condensate Prices ($/Bbl)
  North America                           $17.25   $14.36
  Trinidad                                 16.44    14.60
  India                                    17.20        -
     Total Composite                       17.06    14.42

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Includes 48 MMcf per day for the six-month periods ended June 30, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes   an  average  equivalent  wellhead   value   of
    $0.83/Mcf and $1.42/Mcf for the six-month periods ended June 30, 1995 and 1994, respectively, for the volumes described in note (2), net of transportation costs.

REVENUES

    The exploration and production segment's gross revenues increased $29 million (8%) during the first half of 1995 as compared to the same period in 1994. The increase reflects gains on sales of reserves and related assets which totaled $59 million in the first six months of 1995 compared with $19 million in the same period in 1994. Decreased natural gas sales and other marketing revenues were partially mitigated by the positive effects of EOG's hedging strategies which resulted in a gain of $31 million on natural gas commodity price hedging activities in the first half of 1995 compared to a loss of $6 million during the first half of 1994. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG increased from less than $1 million in the second quarter of 1994 to $27 million in the same period in 1995. Increased crude and condensate sales also contributed to the increase in revenues.

   Because of 30% lower average wellhead natural gas prices, U.S. wellhead natural gas volumes were voluntarily curtailed by an average of 105 MMcf/d during the first half of 1995 compared to an average of 50 MMcf/d during the same period in 1994, contributing to a decrease of 11% in volumes delivered from the first six months of 1994.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities in the first half of 1995 decreased $23 million (37%) compared to the same period in 1994 due to lower average associated costs per Mcf combined with decreased other natural gas marketing volumes.

    Operating expenses for the exploration and production segment increased $5 million (9%) during the first half of 1995 as compared to the same period in 1994 primarily reflecting increased international operations. Oil and gas exploration expenses increased $5 million (12%) in the first half of 1995 as compared to the same period in 1994, due to expanded international drilling operations and increased impairments of unproved oil and gas properties associated with certain offshore leases.

     DD&A expense decreased $25 million reflecting the decrease in production volumes noted earlier and a decrease in the average DD&A rate from $0.82 per Mcfe in the first half of 1994 to $0.69 per Mcfe in the first half of 1995. A portion of the DD&A rate decrease is attributable to increased production from international operations with lower than average DD&A rates than incurred for North American operations. The remainder of the decrease is primarily due to an increase in the proportion of North American production coming from lower cost fields, the disposition of higher cost properties and increases in reserve estimates resulting primarily from evolving production histories.

    Taxes  other than income were $3 million higher  in  the
first  half  of  1995 compared to the same  period  in  1994 primarily due to a benefit included in 1994 associated with reductions in state franchise taxes.

CORPORATE AND OTHER

    The corporate and other segment's IBIT decreased $3 million (8%) in the first half of 1995 as compared to the first half of 1994. The 1994 amount includes a gain related to the sale of 10 million common units of EOTT and general and administrative expense reductions realized in 1994. The 1995 results include amounts recognized following the resolution of certain litigation in 1995.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANY

     The increase in dividends on preferred stock of subsidiaries reflects the issuance by Enron Capital Resources, L.P. of 3 million shares of 9% Cumulative Preferred Securities, Series A ($25 per share liquidation value) in August 1994 and the issuance in December 1994 of 880 shares of 8.57% Preferred Stock, $0.001 par value ($100,000 per share liquidation value) by Enron Equity Corp.

INCOME TAXES

    Income taxes increased during the first six months of 1995 as compared to the first six months of 1994 primarily as a result of increased pretax income and decreased tight gas sand Federal tax credits.

FINANCIAL CONDITION

    Cash used in operating activities totaled approximately $187 million during the first half of 1995 as compared to $156 million during the same period last year. The increase in cash used in operating activities reflects increased cash used in price risk management activities.

    Cash used in investing activities totaled $292 million during the first half of 1995 as compared to $323 million during the same period in 1994. The decrease primarily reflects reduced equity investments as compared to the first half of 1994, primarily reflecting investments in Citrus Corp. during 1994 in connection with the Phase III expansion project. This decline was partially offset by lower proceeds from sales of assets and investments. Proceeds from asset sales during the first half of 1995 primarily reflect sales of oil and gas properties while proceeds during the first half of 1994 reflect amounts related to the formation of EOTT and oil and gas property sales.

    Cash provided by financing activities totaled $488 million during the first half of 1995 as compared to $458 million during the same period in 1994. During the first half of 1995, net issuances of short- and long-term debt totaled $614 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and to meet working capital requirements.

    Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

    Total capitalization at June 30, 1995 was $7.2 billion. Debt as a percentage of total capitalization was 47.4% at June 30, 1995 as compared to 44.2% at year-end 1994. The increase from year-end primarily reflects the increase in debt levels as discussed above.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Enron Corp. was held on May 2, 1995 in Houston, Texas, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          232,726,139      2,870,062
Norman P. Blake, Jr.      232,822,376      2,773,825
John H. Duncan            232,789,990      2,806,211
Joe H. Foy                232,791,891      2,804,310
Wendy L. Gramm            232,739,162      2,857,039
Robert K. Jaedicke        232,779,131      2,817,070
Richard D. Kinder         232,783,490      2,812,711
Kenneth L. Lay            232,743,168      2,853,033
Charles A. LeMaistre      232,719,061      2,877,140
John A. Urquhart          231,547,406      4,048,795
John Wakeham              231,450,976      4,145,225
Charls E. Walker          232,732,245      2,863,956
Herbert S. Winokur, Jr.   232,837,667      2,758,534

(b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

  Shares FOR     Shares AGAINST    Shares ABSTAINING

  231,847,302       2,377,213         1,371,686

(c)   The Enron Corp. Amended and Restated Performance  Unit
Plan was approved by the following vote:

  Shares FOR     Shares AGAINST    Shares ABSTAINING

  220,911,042       9,799,125         4,882,634

The   purpose  of  the  Enron  Corp.  Amended  and  Restated
Performance Unit Plan is to advance the interests  of  Enron and  its  subsidiaries and their stockholders  by  providing
long-term  incentive  compensation  tied  to  increases   in
stockholder value to those key executive employees  who  are in a position to make substantial contributions to the long-
term  financial success of Enron and its subsidiaries.   The
amendment was required so that certain awards under the plan will qualify as performance-based compensation under Section
162(m) of the Internal Revenue Code.


          PART II.  OTHER INFORMATION - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



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


                               ENRON CORP.
                               (Registrant)


Date:  August 1, 1995      By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)

