Form 10-Q
period 1995-09-30
ENRON CORP
filed 1995-11-14
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995



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

            Class                Outstanding at October 31, 1995

 Common Stock, $.10 Par Value         251,625,248 shares




                           1 of 25



                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                  Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statement of Income - Three
          Months Ended September 30, 1995 and 1994 and
          Nine Months Ended September 30, 1995 and 1994         3
       Consolidated Balance Sheet - September 30, 1995
          and December 31, 1994                                 4
       Consolidated Statement of Cash Flows - Nine
          Months Ended September 30, 1995 and 1994              6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      11

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  24

   ITEM 6. Exhibits and Reports on Form 8-K                    24

                       PART 1. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                          1995         1994          1995         1994

Revenues                               $2,185,805   $2,030,663    $6,639,100   $6,397,099
Costs and Expenses
   Cost of gas and other products       1,556,549    1,476,889     4,726,462    4,630,825
   Operating expenses                     273,075      241,860       750,569      714,128
   Amortization of deferred contract
    reformation costs                       4,238       20,593        19,068       65,490
   Oil and gas exploration expenses        17,654       19,531        60,629       57,814
   Depreciation, depletion and
    amortization                          111,050      103,350       321,290      328,222
   Taxes, other than income taxes          28,363       23,703        85,373       77,873
                                        1,990,929    1,885,926     5,963,391    5,874,352
Operating Income                          194,876      144,737       675,709      522,747
Other Income and Deductions
   Equity in earnings of
    unconsolidated subsidiaries            21,225       36,505        48,952       74,183
   Interest income                          4,827        8,068        19,293       25,560
   Other, net                              18,400       15,259        97,263       86,851
Income before Interest, Minority
 Interests and Income Taxes               239,328      204,569       841,217      709,341
Interest and Related Charges, net          75,863       64,783       213,790      201,875
Dividends on Preferred Stock of
 Subsidiaries                               8,513        5,362        24,209       13,912
Minority Interests                         11,003        8,193        34,285       21,088
Income Taxes                               43,366       30,236       179,355      127,807
Net Income                                100,583       95,995       389,578      344,659
Preferred Stock Dividends                   3,777        3,702        11,405       11,145
Earnings on Common Stock               $   96,806   $   92,293    $  378,173   $  333,514

Earnings Per Share of Common Stock
   Primary                             $     0.40   $     0.38    $     1.55   $     1.37

   Fully diluted                       $     0.37   $     0.36    $     1.45   $     1.30

Average Number of Common Shares
 Used in Primary Computation              243,940      243,858       243,667      243,150

The accompanying notes are an integral part of these consolidated financial statements.

                PART 1. FINANCIAL INFORMATION - (Continued)
                 ITEM 1. FINANCIAL STATEMENTS - (Continued)
                        ENRON CORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (In Thousands)
                                 (Unaudited)

                                                  September 30,     December 31,
                                                      1995             1994

Assets

Current Assets
  Cash and cash equivalents                      $   106,344      $   132,336
  Trade receivables                                  565,335          604,985
  Other receivables                                  299,683          233,213
  Transportation and exchange gas receivable         123,569           98,787
  Inventories                                        127,320          138,405
  Assets from price risk management activities       561,111          449,588
  Other                                              233,668          251,679
    Total Current Assets                           2,017,030        1,908,993

Investments and Other Assets
  Investments in unconsolidated subsidiaries       1,150,965        1,065,189
  Assets from price risk management activities     1,704,096        1,027,945
  Other                                            1,352,658        1,225,224
    Total Investments and Other Assets             4,207,719        3,318,358

Property, Plant and Equipment, at cost            11,124,466       10,964,401
  Less accumulated depreciation, depletion
   and amortization                                4,320,602        4,225,741
    Net Property, Plant and Equipment              6,803,864        6,738,660

Total Assets                                     $13,028,613      $11,966,011

The accompanying notes are an integral part of these consolidated financial statements.

                PART 1. FINANCIAL INFORMATION - (Continued)
                 ITEM 1. FINANCIAL STATEMENTS - (Continued)
                        ENRON CORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                             (In Thousands)
                               (Unaudited)

                                               September 30,    December 31,
                                                   1995             1994

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                             $   740,561      $   924,446
  Transportation and exchange gas payable          119,101          114,124
  Accrued taxes                                    118,152           90,906
  Accrued interest                                  62,877           58,569
  Liabilities from price risk management
   activities                                      502,323          522,070
  Other                                            318,864          587,271
    Total Current Liabilities                    1,861,878        2,297,386

Long-Term Debt                                   3,425,204        2,805,142

Deferred Credits and Other Liabilities
  Deferred income taxes                          2,009,223        1,893,450
  Deferred revenue                                 216,639          256,298
  Liabilities from price risk management
   activities                                    1,186,541          575,377
  Other                                            510,066          591,134
    Total Deferred Credits and Other
     Liabilities                                 3,922,469        3,316,259

Minority Interests                                 315,821          290,146

Preferred Stock of Subsidiary Companies            395,750          376,750

Shareholders' Equity
  Convertible preferred stock                      138,605          140,498
  Common stock                                      25,373           25,308
  Additional paid in capital                     1,792,544        1,788,044
  Retained earnings                              1,574,335        1,351,297
  Cumulative foreign currency translation
   adjustment                                     (149,570)        (158,881)
  Common stock held in treasury                    (62,827)         (41,090)
  Other (including Flexible Equity Trust)         (210,969)        (224,848)
                                                 3,107,491        2,880,328

Total Liabilities and Shareholders' Equity     $13,028,613      $11,966,011

The accompanying notes are an integral part of these consolidated financial statements.

                   PART I. FINANCIAL INFORMATION - (Continued)
                    ITEM 1. FINANCIAL STATEMENTS - (Continued)
                         ENRON CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                    1995           1994

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
   Net income                                    $ 389,578      $ 344,659
   Depreciation, depletion and amortization        321,290        328,222
   Oil and gas exploration expenses                 60,629         57,814
   Amortization of deferred contract
    reformation costs                               19,068         65,490
   Deferred income taxes                           127,631         66,046
   Gain on sale of assets                         (123,174)       (79,691)
   Regulatory, litigation and other
    contingency adjustments                        (32,168)       (27,106)
   Changes in components of working capital       (478,671)      (471,238)
   Deferred contract reformation costs             (14,376)       (46,030)
   Amortization of production payments             (32,418)       (32,419)
   Net assets from price risk management
    activities                                    (196,256)      (190,844)
   Other, net                                        1,028        (77,807)
Net Cash Provided by (Used in) Operating
 Activities                                         42,161        (62,904)
Cash Flows From Investing Activities
   Proceeds from sale of assets and
    investments                                    186,938        272,830
   Additions to property, plant and equipment     (531,315)      (448,316)
   Equity investments                              (90,660)      (375,859)
   Other investments                               (42,496)       (39,624)
Net Cash Used in Investing Activities             (477,533)      (590,969)
Cash Flows From Financing Activities
   Issuance of long-term debt                      639,538         39,871
   Net increase in short-term borrowings           227,933        876,146
   Repayment of long-term debt                    (245,631)      (159,966)
   Acquisition of treasury stock                   (89,523)        (3,124)
   Issuance of treasury stock                       47,639              -
   Issuance of common stock                         19,806         60,080
   Issuance of preferred stock                           -         72,787
   Dividends paid                                 (190,382)      (172,819)
Net Cash Provided by Financing Activities          409,380        712,975
Increase (Decrease) in Cash and Cash
 Equivalents                                       (25,992)        59,102
Cash and Cash Equivalents, Beginning of Period     132,336        140,240
Cash and Cash Equivalents, End of Period         $ 106,344      $ 199,342

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes for the first nine months of 1995 and 1994 was $6.0 million and $44.8 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $212.8 million and $192.1 million, respectively.

    Non-cash investing and financing activities for the nine months ended September 30, 1995 included the issuance by a subsidiary of redeemable preferred stock with a liquidation/redemption value of $19 million in exchange for certain oil and gas properties.

    Changes in components of working capital are as  follows
(in thousands):

                          Nine Months Ended September 30,
                               1995           1994

Receivables                 $(51,602)     $ (52,967)
Inventories                   11,085        (23,357)
Prepayments                  (22,917)        16,300
Payables                    (178,908)      (327,251)
Accrued taxes                 27,246          2,475
Accrued interest               4,308          3,350
Other                       (267,883)       (89,788)

                           $(478,671)     $(471,238)

3. LITIGATION AND CONTINGENCIES

    As reported in the Form 10-K, TransAmerican Natural Gas Corporation (TransAmerican) filed a petition against Enron Corp. and Enron Oil & Gas Company (EOG) alleging breach of confidentiality agreements, misappropriation of trade secrets and unfair competition with respect to four tracts in Webb County, Texas, which EOG leased for their oil and gas exploration and development potential. TransAmerican sought actual damages of $100 million and exemplary damages of $300 million. EOG filed claims against TransAmerican and its sole shareholder alleging common law fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican take nothing on its claims against Enron Corp. On October 16, 1995, EOG, TransAmerican and its sole shareholder entered into an agreement which resolved all claims. Enron believes that the settlement will not have a materially adverse effect on its financial position or results of operations.

    During October 1994, an explosion occurred at Enron's methanol plant in Pasadena, Texas. Before the explosion, the plant was producing approximately 420,000 gallons of methanol per day, approximately half of which was being used at Enron's MTBE plant. There were no fatalities or serious injuries as a result of the explosion. The plant was placed back into commercial operation in June 1995. Based upon business interruption and other insurance coverages, Enron currently anticipates that the explosion will not have a materially adverse effect on its financial position or results of operations.

    In connection with a Power Purchase Agreement dated December 8, 1993, as amended, between Dabhol Power Company, Enron's 80%-owned subsidiary, and the Maharashtra State Electricity Board (the MSEB), Dabhol Power Company has been developing Phase I (approximately 695 megawatts) of a 2,015 megawatt electricity generating power plant south of Bombay, State of Maharashtra, India (the Project). Financial closing occurred and Project construction began on March 1, 1995. After construction had begun, and following elections to the Maharashtra Legislative Assembly, a new coalition government took office in the State of Maharashtra. The new coalition government appointed a review committee to study the Project, and on August 3, 1995, announced the State government's intention to terminate the Project. Work on the Project was ordered stopped by the MSEB, and construction ceased on August 8, 1995. Enron believes that such actions were in clear violation of the contract and in response to these actions, Dabhol Power Company is pursuing two courses of action. First, pursuant to Dabhol Power Company's remedies in the agreements with the State government, arbitration has commenced in London against the State government for the actions it has taken to terminate the Project. Dabhol Power Company seeks to recover all of its construction and other expenses, in addition to lost profits. The arbitration tribunal has been appointed and one arbitration hearing has occurred in London with a subsequent hearing scheduled for late November 1995. Second, Dabhol Power Company has both orally and in writing communicated to the Maharashtra State government its desire to go forward with construction of the Project and its willingness to resolve any outstanding issues, and discussions to resolve outstanding issues have begun.
Although        the        outcome        of         neither
the arbitration nor the renegotiation process can be predicted with certainty, based on currently available information, Enron believes that the ultimate outcome of the Project will not have a materially adverse effect on its financial position.

   In March 1993, Enron entered into long-term gas contracts with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase all of the future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom (the J-Block Contracts). Such agreements provide for Enron to take or pay for the gas at a fixed price (with possible escalations throughout the contract period). Gas paid for, but not taken, may be recovered in later contract years. The J-Block Contracts provide for a first delivery date of not later than October 1, 1996. The contract price for such natural gas is in excess of current spot market prices in the United Kingdom.

    In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date through September 30, 1997. In addition, in accordance with its contractual rights, Enron has made no estimated nominations for J-Block gas to date under the J-Block Contracts for the contract year ending September 30, 1998.

    Enron continues its good faith efforts to develop mutually beneficial solutions regarding pricing terms so that production from J-Block can begin as soon as possible. Enron believes that there are many commercial reasons for the parties to resolve any contract issues, but efforts have not been successful to date. Enron has advised the J-Block sellers that it intends to assert all legal rights, exercise all available commercial flexibility and pursue all available commercial and legal remedies under the J-Block Contracts, and stands ready and able to perform all legal obligations under the J-Block Contracts, including potential pre-payments for gas to be taken in later years.

    The long-term market demand for J-Block gas supply remains favorable and Enron anticipates being able to meet all of its various short- and long-term market commitments. Although no assurances can be given, based upon the foregoing and other information currently available, Enron does not at this time anticipate that the J-Block Contracts will have a materially adverse effect on Enron's financial position.

4.   Impairment of Long-Lived Assets

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of" (the "Standard").   The
Standard requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or  changes  in  circumstances indicate  that  the  carrying
amount  of  an  asset  may  not be  recoverable.   Enron  is
required  to  adopt  the Standard no later  than  the  first
quarter  of  1996.   While  Enron  has  not  finalized   its
evaluation  of  the effect of adoption of the Standard,  its
evaluation  to  date  indicates  that  application  of   the
Standard  to  its   current portfolio  of  assets  could
result in non-cash impairment charges ranging from $5 million to $60 million ($3 million to $31 million after minority interests and Federal income taxes).

5.   Registration of EOG Shares

   In November 1995, EOG filed a registration statement with the Securities and Exchange Commission relating to a public offering of 27 million outstanding shares (not including shares related to the underwriters' over-allotment options) of EOG common stock currently held by Enron. Concurrently, Enron filed a registration statement relating to Enron Corp. Exchangeable Notes, which will be mandatorily exchangeable in three years into a maximum of 10 million shares (not including notes related to the underwriters' over-allotment option) of EOG common stock owned by Enron.

    Enron currently owns 80 percent of EOG. Upon completion of the proposed offerings, and assuming the maximum number of shares of EOG common stock is mandatorily exchanged at the maturity of the Exchangeable Notes and all underwriter over-allotment options are exercised in full, Enron will own approximately 54 percent of EOG's outstanding common stock.

    There is no assurance that the offerings will be completed or of the ultimate amount of proceeds to be received by Enron.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Third Quarter 1995
vs. Third Quarter 1994

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's third quarter 1995 net income increased to $100.6 million as compared to $96.0 million during the third quarter of 1994. Net income in the third quarter of 1995 benefited from increased earnings in all operating segments except the Transportation and Operation and Exploration and Production segments, partially offset by higher interest and related charges, dividends on preferred stock of subsidiaries and income tax expense. Earnings per share rose to $0.40 in the third quarter of 1995 from $0.38 in the same period in 1994.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                       Third Quarter     Increase
                                       1995      1994   (Decrease)

Transportation and Operation           $ 83      $ 87       $(4)
Domestic Gas and Power Services          60        44        16
International Gas and Power Services     40        23        17
Exploration and Production               53        64       (11)
Corporate and Other                       3       (13)       16

   Total                               $239      $205       $34

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's regulated natural gas pipelines, construction, management and operation of pipelines, liquids and clean fuels plants and power facilities and Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) and liquids pipeline operations. The segment's IBIT decreased $4 million during the third quarter of 1995 as compared to the same period in 1994. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased $28 million (13%) during the third quarter of 1995 as compared to the same period in 1994. The decrease in revenues primarily reflects lower recoveries of certain transition costs at Northern Natural Gas Company (Northern Natural).

COSTS AND EXPENSES

    Operating expenses in the transportation and operation segment declined $13 million (14%) during the third quarter of 1995 as compared to the same period in 1994. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to lower transmission, compression and storage transition costs.

    Amortization of deferred contract reformation costs decreased $16 million (79%) during the third quarter of 1995 as compared to the same period in 1994 primarily due to the completion by Northern Natural of the recovery of certain transition costs in early 1995.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries decreased $12 million during the third quarter of 1995 as compared to the same period in 1994 primarily reflecting a charge to fully reflect the termination by EOTT of its West Coast processing operations. Additionally, earnings from Citrus Corp. decreased due to higher allowance for funds used during construction of Florida Gas Transmission's Phase III pipeline expansion during the third quarter of 1994, partially offset by higher operating income from the expansion in the same period of 1995.

    Other income, net increased $6 million for the third quarter of 1995 compared to the same period in 1994. The increase was primarily due to a gain of $9 million related to the disposition of non-strategic gathering facilities.

DOMESTIC GAS AND POWER SERVICES

    Enron's domestic gas and power activities are conducted by Enron Capital & Trade Resources Corp. (ECT) and can be categorized into three business lines: Cash and Physical, Risk Management and Finance. The domestic gas and power services segment's IBIT for the third quarter of 1995 increased by $16 million (37%) from the same period in 1994. The following discussion analyzes the contributions to IBIT for each of these businesses.

    Volume and price statistics (including intercompany amounts) are as follows:

                                         Third Quarter
                                        1995       1994

Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                   4,601     4,872
  Interruptible                              2,525     2,189
  Transport Volumes                            745       603
  Financial Settlements (Notional)          29,681    19,345
     Total                                  37,552    27,009
Production Payments and Financings
 Arranged (In Millions)                      $65.1    $102.0

Fixed Price Contract Originations
 (TBtue) (3)                                 1,542     1,810

Electricity (Thousand megawatt hours)
  Owned Production                             945       918
  Transaction Volumes Marketed               2,336       343

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

    The  cash and physical operations include earnings  from
physical  contracts of one year or less involving  marketing
and   transportation  of  physical  natural  gas,   liquids,
electricity  and  other  commodities,  earnings   from   the
management of ECT's contract portfolio and earnings  related to  the  physical  assets  of ECT,  including  domestic  gas processing activity.  Also reported in this business are the effects  of  actual settlements of ECT's long-term  physical
and   notional  quantity-based  contracts.   The  cash   and
physical operations' earnings before overhead expenses  were
$36 million in the third quarter of 1995 and $19 million  in the  same  period in 1994.  The earnings from this  business unit increased in the third quarter of 1995 primarily due to increased  earnings  related to  electricity  marketing  and
ECT's  physical  gas  assets.  This was somewhat  offset  by decreased earnings from clean fuels activities.

     The   risk  management  operations  consist  of  market
origination    activity   on   new    long-term    contracts
(transactions  greater than one year) and  restructuring  of existing long-term contracts.  Third quarter earnings before overhead expenses from this unit decreased from $44  million in  1994  to  $31  million in 1995 primarily  due  to  lower earnings  from  long-term contracts with  independent  power plants.

    ECT's finance operations provide capital to customers through various product offerings. Earnings before overhead expenses from this unit increased from $11 million in the third quarter of 1994 to $19 million in the third quarter of 1995, primarily due to the partial sale of its interests in certain equity investments.

    ECT's  overhead expenses such as rent, systems  expenses
and  other support group costs were $26 million in the third quarter of 1995 and $30 million in the same period in  1994.
These  costs decreased by 14% in the third quarter  of  1995 due to timing of certain expenses in the current year.

INTERNATIONAL GAS AND POWER SERVICES

    The  international segment includes  earnings  from  the
development and promotion of natural gas pipeline and  power projects, commercial power generation activities outside  of
North  America  and  activities  of  Enron  Global  Power  &
Pipelines  L.L.C.  The segment's IBIT increased $17  million during  the  third quarter of 1995 as compared to  the  same
period  in  1994.   The  following discussion  analyzes  the
significant changes in the segment's results.

NET REVENUES

    Net  revenues (gross revenues less cost of gas and other
products)  for  the international segment increased  by  $29 million (159%) in the third quarter of 1995 as compared with
1994.   This  increase is primarily due to revenues  of  $24
million   which   were  recognized  as  a  result   of   the
satisfaction of Enron's support obligations related  to  the formation of Enron Global Power & Pipelines L.L.C.

COSTS AND EXPENSES

    Operating expenses increased $2 million (12%) during the third quarter of 1995 as compared to the same period in 1994 primarily as a result of increased international activities.
Depreciation and amortization expense increased $5 million as a result of increased international project activities.

OTHER INCOME AND DEDUCTIONS

     Equity   in  earnings  of  unconsolidated  subsidiaries
decreased  by  $1 million during the third quarter  of  1995 compared  to  the  same period in 1994 reflecting  decreased earnings  from  the Teesside facility in the United  Kingdom following the promotion of a portion of Enron's interest  in its power assets in the first quarter of 1995.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT decreased to $53 million in the third quarter of 1995 from $64 million in the same period of 1994. These results include the impact of hedges placed by Enron on open commodity positions not hedged by EOG. The following discussion analyzes the significant changes in the segment's results.

     Wellhead   volume   and  price  statistics   (including
intercompany amounts) are as follows:


                                          Third Quarter
                                          1995      1994
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                         657      606
  Trinidad                                  112       66
     Total                                  769      672
Average Natural Gas Prices ($/Mcf)
  North America (3)                       $1.24    $1.55
  Trinidad                                 0.97     0.93
     Total Composite                       1.20     1.49
Crude/Condensate Volumes (MBbl/d) (1)
  North America                            12.0     10.1
  Trinidad                                  5.9      2.7
  India                                     2.3        -
     Total                                 20.2     12.8
Average Crude/Condensate Prices ($/Bbl)
  North America                          $16.57   $16.81
  Trinidad                                15.76    16.28
  India                                   16.10        -
     Total Composite                      16.28    16.70

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Includes  48  MMcf  per day for the  three-month  periods ended  September  30,  1995 and 1994 delivered  under  the
    terms   of  volumetric  production  payment  and  exchange
    agreements effective October 1, 1992, as amended.
(3) Includes   an  average  equivalent  wellhead   value   of
    $0.62/Mcf and $1.13/Mcf for the three-month periods  ended
    September  30,  1995  and  1994,  respectively,  for   the
    volumes  described  in  note (2),  net  of  transportation costs.

REVENUES

    The  exploration and production segment's gross revenues
decreased from $199 million in the third quarter of 1994  to
$183  million  in  the third quarter of 1995.   The  decline
primarily reflects a $30 million reduction in gains realized on  sales  of reserves and related assets as a result  of  a major sale completed in the third quarter of 1994.  Gains on sales  of  reserves  and related assets totaled  $3  million during  the  third quarter of 1995 compared to  $33  million
during  the  same  period  in 1994.   The  impact  of  lower
wellhead  natural  gas  prices was  mitigated  by  increased wellhead  volumes and gains of $20 million on EOG's  natural gas  commodity price hedging activities in the third quarter of 1995 compared to $4 million in the third quarter of 1994.
Gains  related  to hedges placed by Enron on open  commodity positions  not hedged by EOG totaled $16 million during  the third  quarter  of 1995 compared to $11 million  during  the comparable period in 1994.

     Because of significantly lower average wellhead natural
gas   prices,   U.S.  wellhead  natural  gas  volumes   were
voluntarily curtailed by an average of 150 Mmcf/d during the third  quarter of 1995 compared to an average of 140  Mmcf/d
during  the  same  period in 1994.   The  effects  of  these
curtailments were offset by increased volumes resulting from acquisitions made during 1995.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas
marketing  activities declined $14 million  (51%)  from  the third  quarter of 1994 compared to the same period  in  1995 due  to lower average associated costs per Mcf and decreased other natural gas marketing volumes.

    Operating  and exploration expenses for the  exploration
and  production segment increased $4 million (9%) during the third  quarter of 1995 when compared to the same  period  in
1994  primarily  due to increased lease  and  well  expenses
reflecting   higher   volumes  and  expanded   international
activities.

    Depreciation, depletion and amortization (DD&A) expense increased $2 million (3%) reflecting increased production volumes partially offset by a decline in the average DD&A rate from $0.79 per thousand cubic feet equivalent (Mcfe) in the third quarter of 1994 to $0.68 per Mcfe in the third quarter of 1995. The decrease in the DD&A rate is primarily due to an increase in the amount of North America volumes coming from lower cost fields, the disposition of higher cost properties and increased international volumes at lower than average domestic DD&A rates.

CORPORATE AND OTHER

    The  corporate and other segment's IBIT increased to  $3
million  in  the  third quarter of 1995  due  to  timing  of certain  employee  benefit  and insurance  expenses  in  the current year.

INTEREST AND RELATED CHARGES, NET

    Interest  and related charges, shown net of  capitalized
interest, increased from $65 million in the third quarter of
1994  to  $76  million in the third quarter of  1995.   This
increase  is  primarily  due  to  higher  debt  levels   and
increased interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY COMPANIES

     The  increase  in  dividends  on  preferred  stock   of
subsidiaries   reflects  the  issuance  by   Enron   Capital
Resources,  L.P.  of  3  million  shares  of  9%  Cumulative
Preferred  Securities, Series A ($25 per  share  liquidation value) in August 1994, the issuance in December 1994 of  880 shares  of 8.57% Preferred Stock, $0.001 par value ($100,000 per  share liquidation value) by Enron Equity Corp. and  the issuance  in March 1995 by Enron Oil & Gas - Carthage,  Inc.
of  19,000  shares of Non-Voting Preferred Stock, $0.01  par value  (liquidation/redemption value of  $1,000  per  share)
with dividends payable at an annual rate of $70 per share.

INCOME TAXES

    Income taxes increased during the third quarter of  1995
as  compared  to  the third quarter of 1994 primarily  as  a result  of higher pretax income and a decrease in tight  gas sand Federal tax credits.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995
vs. Nine Months Ended September 30, 1994

    The  following review of Enron's results  of  operations
should   be   read  in  conjunction  with  the  Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

    Enron's  net income for the nine months ended  September
30,  1995 (the 1995 Period) increased to approximately  $390 million as compared to approximately $345 million during the nine months ended September 30, 1994 (the 1994 Period).  The increase  in  consolidated  net  income  primarily  reflects improved  income  before  interest, minority  interests  and
income   taxes  for  all  of  Enron's  operating   segments,
partially  offset  by higher interest and  related  charges, dividends on preferred stock of subsidiaries and income  tax
expense.   Earnings  per share rose to  $1.55  in  the  1995
Period from $1.37 in the 1994 Period.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

    The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).


                                       Nine Months
                                   Ended September 30,
                                      1995      1994    Increase

Transportation and Operation          $333      $314      $ 19
Domestic Gas and Power Services        158       139        19
International Gas and Power Services   115        86        29
Exploration and Production             196       144        52
Corporate and Other                     39        26        13

   Total                              $841      $709      $132

TRANSPORTATION AND OPERATION

    The transportation and operation segment realized a $19 million increase in IBIT for the 1995 Period as compared to the 1994 Period. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

    Revenues of the transportation and operation segment decreased $99 million (13%) during the 1995 Period as compared to the 1994 Period. The decrease in revenues primarily reflects lower recoveries of certain transition costs at Northern Natural. Additionally, the reduction in Enron's ownership interest in EOTT in March 1994 contributed to the decline in revenue.

COSTS AND EXPENSES

     The  cost  of  gas  and  other  products  sold  by  the
transportation and operation segment decreased by $23 million (43%) during the 1995 Period as compared to the 1994 Period primarily as a result of decreased gas purchases by Northern Natural.

    Operating expenses in the transportation and operation segment declined by $26 million (10%) during the 1995 Period as compared to the 1994 Period. The decline primarily reflects lower operating expenses of the regulated natural gas pipelines due to lower transmission, compression and storage transition costs. Additionally, operating expenses decreased as a result of the decreased ownership interest in EOTT.

    Amortization of deferred contract reformation costs decreased $46 million (71%) during the 1995 Period as compared to the 1994 Period primarily due to the completion by Northern Natural of the recovery of certain transition costs in early 1995.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries decreased by $22 million (65%) during the 1995 Period as compared to the 1994 Period reflecting decreased earnings from EOTT and charges to reflect the termination by EOTT of its West Coast processing operations, as previously discussed.

   Other income, net, increased $44 million primarily due to gains related to the disposition of non-strategic natural gas processing and gathering facilities.

DOMESTIC GAS AND POWER SERVICES

    The domestic gas and power services segment had a $19 million increase in income before interest, minority interest and income taxes for the 1995 Period as compared to the 1994 Period. The following discussion analyzes the contributions to IBIT for the segment's business lines.

    Volume and price statistics (including intercompany amounts) are as follows:


                                          Nine Months Ended
                                             September 30,
                                             1995      1994

Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                   5,197     4,814
  Interruptible                              2,308     1,969
  Transport Volumes                            599       578
  Financial Settlements (Notional)          31,509    14,917
     Total                                  39,613    22,278

Production Payments and Financings
 Arranged (In Millions)                     $168.6   $ 312.8

Fixed Price Contract Originations
 (TBtue) (3)                                 5,055     4,818

Electricity (Thousand megawatt hours)
  Owned Production                           2,599     2,433
  Transaction Volumes Marketed               4,656       345

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal unit equivalent.

     The cash and physical operations' earnings before overhead expenses were $85 million and $104 million in the 1995 and 1994 Periods, respectively. Earnings from this business unit decreased due to lower margins for physical natural gas resulting from less volatile market conditions due to mild weather in the first quarter of 1995 and decreased earnings from clean fuels activities. This decrease was partially offset by an increase in earnings from electricity marketing and ECT's physical gas assets.

   Earnings before overhead expenses for the risk management business were $115 million in the 1995 Period and $101 million in the 1994 Period. This increase was due primarily to earnings related to long-term gas supply contracts with independent power plants and the utility sector (including $19 million associated with the non-affiliated portion of earnings from a long-term gas supply contract with a 50% owned independent power plant).

     ECT's finance operations earnings before overhead expenses were $36 million in the 1995 Period compared with $8 million for the 1994 Period. This increase was due primarily to the finance segment's share of earnings associated with long-term gas supply contracts with the independent power plant discussed above and the partial sale of its interests in certain equity investments.

    ECT's overhead expenses were $78 million in the 1995 Period and $74 million in the 1994 Period. These costs increased by 6% in the first nine months of 1995 due to continued expansion into new markets and increased expenses for insurance and employee benefits.

INTERNATIONAL GAS AND POWER SERVICES

    The  international segment's IBIT increased $29  million
(34%) during the 1995 Period as compared to the 1994 Period.
The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

    Net revenues for the international segment increased by $63 million (74%) in the 1995 Period as compared to the 1994 Period. Included in 1995 were $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom and increased net revenues from the natural gas marketing operations in Europe. In addition, revenues of $48 million were recognized as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C. The 1994 results included revenues of approximately $31 million from the promotion on the sale of certain liquids processing facilities at Teesside.

COSTS AND EXPENSES

   Operating expenses increased $12 million (28%) during the 1995 Period as compared to the 1994 Period primarily as a result of increased international activities. Depreciation and amortization expense increased $10 million as a result of increased international project activities.

OTHER INCOME AND DEDUCTIONS

     Equity in earnings of unconsolidated subsidiaries increased $6 million primarily as a result of increased earnings from Teesside and improved results from Enron
Americas' Venezuelan manufacturing operations. Other income, net decreased $16 million due primarily to foreign exchange gains realized by Enron Americas in the 1994 Period.

EXPLORATION AND PRODUCTION

    The exploration and production segment's IBIT increased 36% to $196 million in the 1995 Period from $144 million in the 1994 Period. These results include the impact of hedges placed by Enron on open commodity positions not hedged by EOG. The following discussion analyzes the significant changes in the segment's results.

     Wellhead   volume   and  price  statistics   (including
intercompany amounts) are as follows:


                                         Nine Months Ended
                                            September 30,
                                            1995      1994
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                          609      680
  Trinidad                                   110       63
     Total                                   719      743
Average Natural Gas Prices ($/Mcf)
  North America (3)                        $1.28    $1.76
  Trinidad                                  0.97     0.93
     Total Composite                        1.23     1.69
Crude/Condensate Volumes (MBbl/d) (1)
  North America                             11.5      9.4
  Trinidad                                   4.8      2.6
  India                                      2.3        -
     Total                                  18.6     12.0
Average Crude/Condensate Prices ($/Bbl)
  North America                           $17.01   $15.25
  Trinidad                                 16.16    15.20
  India                                    16.82        -
     Total Composite                       16.77    15.24

(1) Million  cubic feet per day or thousand barrels per  day, as applicable.
(2) Includes 48 MMcf per day for the nine-month periods ended September 30, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $.76/Mcf and $1.32/Mcf for the nine-month periods ended September
    30,  199   and  1994,  respectively,  for  the   volumes
    described in note (2), net of transportation costs.

REVENUES

    The exploration and production segment's gross revenues increased $12 million (2%) during the 1995 Period as compared to the 1994 Period. The increase reflects gains on sales of reserves and related assets of $63 million in the 1995 Period compared with $52 million in the 1994 Period, as well as increased crude and condensate volumes and prices. The impact of reduced wellhead natural gas sales volumes and prices was partially offset by the positive effects of EOG's hedging strategies which resulted in a gain of $51 million from natural gas commodity price hedging activities during the 1995 Period compared to a loss of $2 million during the 1994 Period. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG increased from $12 million in the 1994 Period to $43 million in the 1995 Period.

    Because of significantly lower average wellhead natural gas prices, U.S. wellhead natural gas volumes were voluntarily curtailed by an average of 140 MMcf/d during the 1995 Period compared to an average of 110 MMcf/d during the same 1994 Period. Sales of oil and gas reserves and related assets net of purchases resulted in a reduction of 40 MMcf/d in delivered volumes during the 1995 Period as compared to the 1994 Period.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities decreased $37 million (41%) from the 1994 Period compared to the 1995 Period due to lower other natural gas marketing volumes and lower average associated costs per Mcf.

    Operating and exploration expenses for the exploration and production segment increased $14 million (10%) during the 1995 Period when compared to the 1994 Period. The increase reflects expanded international operations, increased exploration activities, impairments associated with certain offshore leases and higher costs associated with certain employee related expenses.

     DD&A expense decreased $24 million reflecting the decrease in production volumes noted earlier and a decrease in the average DD&A rate from $0.81 per Mcfe in the 1994
Period to $0.69 per Mcfe in the 1995 Period. The rate decrease reflects increased production from international operations with lower average DD&A rates than North America operations.

    Taxes other than income increased approximately $4 million primarily due to a benefit realized in the 1994 Period associated with reductions in state franchise taxes and higher production related taxes associated with new production in India in the 1995 Period.

CORPORATE AND OTHER

    The corporate and other segment's IBIT increased $13 million from the 1994 Period compared to the 1995 Period. The 1994 amount includes a gain related to the sale of 10 million common units of EOTT and general and administrative expense reductions realized in 1994. The 1995 results include amounts recognized following the resolution of certain litigation in 1995.

INTEREST AND RELATED CHARGES, NET

    Interest and related charges, shown net of capitalized interest, increased from approximately $202 million in the 1994 Period to $214 million in the 1995 Period primarily due to higher debt levels and increased interest rates.

DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARIES

     The increase in dividends on preferred stock of subsidiaries reflects the issuance by Enron Capital Resources, L.P. of 3 million shares of 9% Cumulative Preferred Securities, Series A in August 1994, the issuance in December 1994 of 880 shares of 8.57% Preferred Stock by Enron Equity Corp. and the issuance in March 1995 by Enron Oil & Gas - Carthage, Inc. of 19,000 shares of Non-Voting Preferred Stock.

INCOME TAXES

   Income taxes increased during the 1995 Period as compared to the 1994 Period primarily as a result of increased pretax income and a decrease in tight gas sand Federal tax credits.

FINANCIAL CONDITION

   Cash provided by operating activities totaled $42 million during the 1995 Period as compared to cash used in operating activities of $63 million during the 1994 Period.

    Cash used in investing activities totaled $478 million during the 1995 Period as compared to $591 million during the 1994 Period. The decrease primarily reflects lower equity investments as compared to the first nine months of 1994, primarily as a result of investments in Citrus Corp. during 1994 in connection with the Phase III expansion project. This decline was partially offset by increased property additions and lower proceeds from sales of assets and investments. Proceeds from asset sales during the 1995 Period primarily reflect sales of oil and gas properties and non-strategic processing and gathering facilities. Proceeds during the 1994 Period reflect amounts related to the sale of units in EOTT and oil and gas property sales.

    Cash provided by financing activities totaled $409 million during the 1995 Period as compared to $713 million during the 1994 Period. During the first nine months of 1995, net issuances of short- and long-term debt totaled $622 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and to meet working capital requirements.

    In November 1995, EOG and Enron concurrently filed registration statements relating to (i) a public offering of 27 million shares (not including shares related to the underwriters' over-allotment options) of EOG common stock held by Enron and (ii) Enron notes which will be mandatorily exchangeable into a maximum of 10 million shares (not including notes related to the underwriters' over-allotment option) of EOG common stock held by Enron. The net proceeds will be added to Enron's general funds and are expected to be used to retire existing indebtedness and for general corporate purposes. See Note 5 to the Consolidated Financial Statements.

    Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

    Total capitalization at September 30, 1995 was $7.2 billion. Debt as a percentage of total capitalization was 47.3% at September 30, 1995 as compared to 44.2% at year-end 1994. The increase from year-end primarily reflects the increase in debt levels as discussed above.

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


                               ENRON CORP.
                               (Registrant)


Date:  November 13, 1995   By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)