Form 10-Q
period 1996-03-31
ENRON CORP
filed 1996-05-15
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996



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

            Class                  Outstanding at April 30, 1996

 Common Stock, $.10 Par Value           252,072,047 shares



                          1 of 19

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1996 and 1995                  3
        Consolidated Balance Sheet - March 31, 1996
         and December 31, 1995                                 4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1996 and 1995                  6
        Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  18

   ITEM 6. Exhibits and Reports on Form 8-K                   18

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                    1996         1995

Revenues                                        $3,053,996    $2,303,949
Costs and Expenses
  Cost of gas and other products                 2,341,428     1,619,433
  Operating expenses                               296,782       222,458
  Oil and gas exploration expenses                  19,292        20,125
  Depreciation, depletion and amortization         119,429       107,396
  Taxes, other than income taxes                    37,419        30,730
                                                 2,814,350     2,000,142
Operating Income                                   239,646       303,807
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                                     30,939        15,200
  Interest income                                   12,077         6,899
  Other, net                                       132,589        45,536
Income before Interest, Minority Interests
 and Income Taxes                                  415,251       371,442
Interest and Related Charges, net                   69,668        67,008
Dividends on Preferred Stock of Subsidiaries         7,848         7,848
Minority Interests                                  15,138         9,831
Income Taxes                                       109,812        91,805
Net Income                                         212,785       194,950
Preferred Stock Dividends                            3,986         3,819
Earnings on Common Stock                        $  208,799    $  191,131
Earnings per Share of Common Stock
  Primary                                       $     0.86    $     0.79
  Fully diluted                                 $     0.80    $     0.73

Average Number of Common Shares Used in
 Primary Computation                               244,151       243,217


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                                    1996          1995

ASSETS

Current Assets
  Cash and cash equivalents                    $   199,156    $   114,917
  Trade receivables                              1,109,921      1,115,709
  Other receivables                                313,634        310,790
  Transportation and exchange gas receivable       191,606        149,659
  Inventories                                       72,748        111,463
  Assets from price risk management activities     449,986        579,749
  Other                                            240,102        344,620
     Total Current Assets                        2,577,153      2,726,907

Investments and Other Assets
  Investments in unconsolidated subsidiaries     1,340,626      1,216,474
  Assets from price risk management
   activities                                    1,031,159      1,197,029
  Other                                          1,316,175      1,230,090
     Total Investments and Other Assets          3,687,960      3,643,593

Property, Plant and Equipment, at cost          10,900,976     11,107,181
  Less accumulated depreciation, depletion
   and amortization                              4,114,964      4,238,746
     Net Property, Plant and Equipment           6,786,012      6,868,435

Total Assets                                   $13,051,125    $13,238,935

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                                    1996          1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 1,059,433   $ 1,020,599
  Transportation and exchange gas payable          214,885       144,141
  Accrued taxes                                     95,969       121,192
  Accrued interest                                  59,379        51,692
  Liabilities from price risk management
   activities                                      362,526       708,353
  Other                                            323,107       386,015
     Total Current Liabilities                   2,115,299     2,431,992

Long-Term Debt                                   3,126,602     3,064,839

Deferred Credits and Other Liabilities
  Deferred income taxes                          2,128,538     2,185,748
  Deferred revenue                                 198,128       202,217
  Liabilities from price risk management
   activities                                      496,180       590,302
  Other                                            680,562       673,223
     Total                                       3,503,408     3,651,490

Minority Interests                                 569,095       548,648

Preferred Stock of Subsidiary Companies            376,750       376,750
Shareholders' Equity
  Second preferred stock, cumulative, $1 par
   value                                           137,410       137,550
  Common stock, $0.10 par value                     25,503        25,386
  Additional paid in capital                     1,854,932     1,791,151
  Retained earnings                              1,799,881     1,650,949
  Cumulative foreign currency translation
   adjustment                                     (162,896)     (153,563)
  Common stock held in treasury                   (114,448)      (92,642)
  Other (including Flexible Equity Trust)         (180,411)     (193,615)
     Total                                       3,359,971     3,165,216

Total Liabilities and Shareholders' Equity     $13,051,125   $13,238,935


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     1996       1995

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net Income                                     $ 212,785   $ 194,950
  Depreciation, depletion and amortization         119,429     107,396
  Oil and gas exploration expenses                  19,292      20,125
  Amortization of deferred contract reformation
   costs                                             3,956      10,770
  Deferred income taxes                             79,827      64,559
  Gain on sale of assets                          (110,719)    (29,035)
  Changes in components of working capital         136,847    (309,601)
  Deferred contract reformation costs               (3,827)      1,127
  Amortization of production payments              (10,807)    (10,687)
  Deferred revenues                                      -      (7,879)
  Net assets from price risk management
   activities                                     (144,316)    (72,217)
  Other, net                                       (15,685)   (107,451)
Net Cash Provided by (Used in) Operating
 Activities                                        286,782    (137,943)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments      57,743      31,726
  Additions to property, plant and equipment      (118,909)   (116,241)
  Equity investments                              (161,681)    (28,657)
  Other, net                                       (12,568)     (9,507)
Net Cash Used in Investing Activities             (235,415)   (122,679)
Cash Flows From Financing Activities
  Issuance of long-term debt                       138,868     211,406
  Net increase in short-term borrowings             32,022     126,698
  Decrease in long-term debt                      (109,931)    (44,060)
  Acquisition of treasury stock                    (35,321)    (17,087)
  Issuance of treasury stock                        15,000       9,130
  Issuance of common stock                          50,253           -
  Dividends paid                                   (66,550)    (64,770)
  Other, net                                         8,531           -
Net Cash Provided by Financing Activities           32,872     221,317
Increase (Decrease) in Cash and Cash Equivalents    84,239     (39,305)
Cash and Cash Equivalents, Beginning of Period     114,917     132,336
Cash and Cash Equivalents, End of Period         $ 199,156   $  93,031

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Enron Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron Corp. believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Form 10-K).

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

   Certain reclassifications have been made in the 1995 amounts to conform with the 1996 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by Enron Corp.'s subsidiaries and affiliates whose operations are managed by their respective officers.

2. Supplemental Cash Flow Information

   Net cash paid for income taxes was $43.9 million for the first quarter of 1996, compared with $0.4 million received for income tax refunds for the first quarter of 1995. Cash paid for interest expense for the same periods, net of amounts capitalized, was $66.0 million and $68.2 million, respectively.

   Changes in components of working capital are as follows
(in thousands):

                                     First Quarter
                                  1996           1995

Receivables                     $(39,003)     $ 108,417
Inventories                       38,715         31,669
Payables                         109,578       (201,650)
Accrued taxes                    (25,223)         4,224
Accrued interest                   7,687           (257)
Other                             45,093       (252,004)

   Total                        $136,847      $(309,601)

3. Litigation and Contingencies

   As reported in the Form 10-K, in 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters that will be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs allege that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. In the second matter, the Plaintiffs allege that Intratex violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe they have strong legal and factual defenses, and intend to vigorously contest the claims brought in each matter. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

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

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit has been removed to the federal district court in Houston, Texas. In April 1996, TGTL, reserving its position under the lawsuit that the contract had been terminated, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to provide the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA had terminated. The CATS parties were to have provided transportation under the CRTA to ship J-Block gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. Termination of the CRTA leads to termination of the "J-Block Contracts". The "J-Block Contracts" are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provided for Enron to take or pay for the gas at a fixed price (with possible escalations throughout the contract period). The agreements provided that gas paid for, but not taken, could be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date through September 30, 1997. In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. Proceedings in the Houston lawsuit have been enjoined by an English court; a hearing on that injunction has been set for June 1996. In the Houston court case, Enron has also requested that the court enjoin the J-Block sellers from reinjecting gas or pursuing unitization with adjacent Block 30/6 to prevent any diminution in the value of the asset. Although no assurances can be given, based upon the foregoing and other information currently available, Enron does not anticipate that the ultimate outcome of the J-Block matter will have a materially adverse effect on its financial position.

4. Impairment of Long-Lived Assets

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Enron's adoption of SFAS No. 121 in the first quarter of 1996 did not have a material impact on its financial position or results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 1996
vs. First Quarter 1995

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's first quarter 1996 net income increased to $213 million as compared to $195 million during the first quarter of 1995. The $18 million increase in consolidated net income primarily reflects improved income before interest, minority interests and income taxes for the transportation and operation and domestic gas and power services segments. This increase was partially offset by lower income before interest, minority interests and income taxes for the international gas and power services, exploration and production and corporate and other segments combined with higher minority interests and income taxes. Earnings per share rose to $0.86 in the first quarter of 1996 from $0.79 in the same period in 1995.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).


                                       First Quarter    Increase
                                        1996   1995    (Decrease)

Transportation and Operation            $233   $181        $52
Domestic Gas and Power Services           98     51         47
International Gas and Power Services      40     51        (11)
Exploration and Production                30     58        (28)
Corporate and Other                       14     30        (16)
   Total                                $415   $371        $44

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's interstate natural gas pipelines, construction of power, pipeline and liquids projects, management and operation of pipelines and clean fuels plants and Enron's investments in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) and liquids pipeline operations. The segment realized a $52 million increase in IBIT for the first quarter of 1996 as compared to the comparable period in 1995. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment decreased approximately $8 million (3%) during the first quarter of 1996 as compared to the same period in 1995. The decrease in revenues primarily reflects reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now almost exclusively a transporter of natural gas, combined with completion of the recovery of certain transition costs for Northern Natural. These declines were partially offset by revenues associated with clean fuels plant operations transferred from the domestic gas and power services segment in the first quarter of 1996.

COSTS AND EXPENSES

   Operating expenses in the transportation and operation segment increased $4 million (4%) during the first quarter of 1996 as compared to the comparable period in 1995. The increase primarily reflects costs associated with the clean fuels plant operations referred to above, partially offset by a decrease of $7 million (63%) in amortization of deferred contract reformation costs which was primarily due to the completion by Northern Natural of the recovery of certain transition costs.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased from $4 million in the first quarter of 1995 to $8 million in the same period in 1996. The first quarter 1996 reflects improved results from EOTT as well as an increase in Enron's ownership in EOTT from 42% to 50%.

   Other income, net increased $61 million, from $49 million in the first quarter of 1995 to $110 million in the same period in 1996, primarily due to gains on the sale of non-strategic natural gas processing and gathering facilities, which totaled $90 million in the first quarter of 1996 as compared to $29 million in the same period in 1995.

DOMESTIC GAS AND POWER SERVICES

   Enron Capital & Trade Resources Corp. (ECT) conducts Enron's energy commodity marketing, purchasing and financing activities and the management of the portfolio of commitments arising from these activities. ECT's activities can be categorized into three business lines: cash and physical, risk management and finance. ECT had a $47 million increase in income before interest, minority interest and income taxes in the first quarter of 1996 as compared to the same period in 1995. This increase was primarily due to increased earnings in the cash and physical and risk management operations, partially offset by lower earnings in finance. The following discussion analyzes the contributions from each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:

                                              First Quarter
                                              1996      1995

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                   6,350     5,366
  Interruptible                              1,780     2,117
  Transport Volumes                            413       699
     Subtotal                                8,543     8,182
  Financial Settlements (Notional)          35,682    32,752
     Total                                  44,225    40,934

Production Payments and Financings
 Arranged (In Millions)                     $237.2   $  55.9

Fixed Price Contract Originations
 (TBtue) (3)                                   471     1,498

Electricity (Thousand Megawatt hours)
  Owned Production                             804       812
  Transaction Volumes Marketed               9,868       718

(1)  Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3)  Trillion British thermal units equivalent.

     The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of natural gas, liquids, electricity, and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity based contracts. The cash and physical operations earnings before unallocated overhead expenses for the first quarter were $91 million in 1996 and $22 million in 1995. This increase primarily resulted from increased earnings from electricity marketing and higher margins for natural gas. Demand for ECT's products and services was significantly greater in the first quarter of 1996 as compared to the same period in 1995 due to price volatility in the natural gas market and the growth from electricity marketing. Earnings from the management of ECT's contract portfolio also increased in 1996. The cash and physical business line accounted for 73% of ECT's earnings before overhead expenses in the first quarter of 1996.

     The risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts. In the first quarter of 1996, earnings before unallocated expenses from the risk management operations were $38 million as compared to $34 million for the same period in 1995. Earnings from this unit increased slightly due primarily to increased originations for electricity and originations in the European market, which were partially offset by lower originations from long-term contracts with independent power plants. In the first quarter of 1996, earnings from risk management originations were 30% of ECT earnings before overhead expenses.

     ECT's finance operations provide capital to customers through various product offerings. The finance sector had a $4 million loss in 1996 as compared to income of $20 million in 1995. The 1995 earnings were primarily related to the restructuring of long-term gas supply contracts with an independent power plant. The increase in production payments and financings arranged in the first quarter of 1996 as compared to the same period in 1995 reflects an increase in equity fundings which does not result in current period income recognition.

     ECT's overhead expenses such as rent, systems expenses and other support group costs were $27 million in the first quarter of 1996 as compared to $25 million for the same period in 1995. This increase is attributable to expansion into new markets.

INTERNATIONAL GAS AND POWER SERVICES

   The international segment's IBIT decreased $11 million in the first quarter of 1996 as compared to the same period in 1995. The following discussion analyzes significant items in the segment's results.

NET REVENUES

   Revenues net of cost of sales for the international gas and power services segment decreased by $29 million (50%) in the first quarter of 1996 as compared with the 1995 period. Included in 1995 was $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom. In addition, revenues of $12 million were recognized in the first quarter of 1995 as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C.

OPERATING EXPENSES

   Operating expenses decreased by $4 million (26%) as a result of lower general and administrative costs in the first quarter of 1996 as compared to the 1995 period.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries improved from $12 million in the first quarter of 1995 to $18 million in the same period in 1996 due primarily to increased earnings from Enron's interests in international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $30 million in the first quarter of 1996 from $58 million in the same period of 1995. Enron's exploration and production activities are conducted by Enron Oil & Gas
Company (EOG). The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                           First Quarter
                                           1996      1995
Natural Gas Volumes (Mmcf/d) (1)
  North America (2)                         715       621
  Trinidad                                  133        95
     Total                                  848       716
Average Natural Gas Prices ($/Mcf)
  North America (3)                      $ 1.74    $ 1.28
  Trinidad                                 1.00      0.96
     Total Composite                       1.62      1.24
Crude/Condensate Volumes (Mbbl/d) (1)
  North America                            11.3      11.7
  Trinidad                                  7.1       3.6
  India                                     3.0       2.8
     Total                                 21.4      18.1
Average Crude/Condensate Prices ($/Bbl)
  North America                          $18.41    $16.62
  Trinidad                                17.96     15.48
  India                                   17.36     16.65
     Total Composite                      18.11     16.40

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended March 31, 1996 and 1995 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $0.91/Mcf and $0.87/Mcf for the three-month periods ended March 31, 1996 and 1995, respectively, for the volumes described in note (2), net of transportation costs.

REVENUES

   The exploration and production segment's gross revenues decreased by $22 million (11%) during the first quarter of 1996 as compared to the same period in 1995. Although wellhead natural gas prices and production volumes increased in the first quarter of 1996 as compared to the previous year period, this increase was more than offset by lower results from commodity price swap transactions. First quarter average wellhead natural gas prices were up 31% from the comparable period in 1995, and wellhead natural gas volumes increased 18%. The increase in North America wellhead natural gas volumes was primarily the result of net acquisitions made during 1995 and eliminating voluntary curtailments in the first quarter of 1996 due to the significant increases in wellhead natural gas prices. Offshore Trinidad natural gas volumes were 40% higher primarily as a result of increased daily takes under the existing contract. First quarter 1996 wellhead crude oil and condensate average prices were up 10%, and wellhead crude oil and condensate volumes increased 18% from the same period a year ago. The increased volumes primarily reflect the impact on condensate volumes of the higher natural gas takes in Trinidad noted above and successful well completions in the latter half of 1995.

   During December 1995 and the first quarter of 1996, EOG and Enron closed out their NYMEX-related hedges on EOG's 1996 production. EOG recognized losses of $16 million in the first quarter of 1996 relating to commodity price swap transactions, including these hedges, compared with gains of $26 million in the first quarter of 1995. Similarly, Enron recognized losses of $2 million on commodity positions not hedged by EOG in the first quarter of 1996 compared with gains of $16 million in the same period in 1995. Although losses were recognized for the first quarter of 1996, EOG and Enron locked in gains of $17 million and $2 million, respectively, on their hedges for the remaining quarters of 1996. This gain, in addition to the ability to benefit from increasing natural gas prices, is expected to more than offset the losses recognized in the first quarter.

COSTS AND EXPENSES

   The cost of natural gas sold in connection with other natural gas marketing activities decreased $8 million (30%) from the first quarter of 1995 compared to the same period in 1996 due to a reduction in volumes purchased, partially offset by higher product prices.

   Operating expenses for the exploration and production segment increased $3 million (12%) during the first quarter of 1996 when compared to the same period in 1995 primarily reflecting continually expanding operations.

   Depreciation, depletion and amortization (DD&A) expense increased $10 million to $63 million, reflecting an increase in production volumes. The average DD&A rate was $0.70 per thousand cubic feet equivalent (Mcfe) in the first quarter of 1996 and 1995.

CORPORATE AND OTHER

   The corporate and other segment's IBIT was $14 million in the first quarter of 1996 as compared to $30 million in the first quarter of 1995. The 1995 results include amounts recognized following the further resolution of certain litigation.

MINORITY INTERESTS

   Minority interests increased to $15 million in the first quarter of 1996 from $10 million in the comparable prior period, primarily due to the sale in late 1995 of 31 million shares of EOG common stock held by Enron, which resulted in a reduction of Enron's ownership interest in EOG.

INCOME TAXES

   Income taxes increased during the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of increased pretax income.

FINANCIAL CONDITION

   Cash provided by operating activities totaled approximately $287 million as compared to $138 million used in operating activities during the same period last year.
The improvement primarily reflects reduced working capital requirements.

   Cash used in investing activities totaled $235 million during the first quarter of 1996 as compared to $123 million during the same period in 1995. This change primarily resulted from equity investments in Joint Energy Development Investments and EOTT, combined with investments in the Colombia pipeline project.

   Cash provided by financing activities totaled $33 million during the first quarter of 1996 as compared to $221 million during the same period in 1995. During the first quarter of 1996, net issuances of short- and long-term debt totaled $61 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and meet working capital requirements.

   At March 31, 1996, Enron had working capital of $462 million as compared to $295 million at December 31, 1995.
Should a working capital deficit occur, Enron would be able to fund such a deficit through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at March 31, 1996 was $7.4 billion.
Debt as a percentage of total capitalization was 42.1% at March 31, 1996 as compared to 42.8% at year-end 1995 and 45.4% at March 31, 1995. The decrease from December 31,
1995 primarily reflects the increase in equity due to first quarter 1996 earnings.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the pace of deregulation of retail natural gas and electricity markets in the United States, the timing and extent of changes in commodity prices for crude oil, natural gas, electricity and interest rates, the extent of EOG's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed March 8, 1996, containing Enron Corp. Consolidated Financial
     Statements for the year ended December 31, 1995.

                               SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 13, 1996        By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)