Form 10-Q
period 1996-06-30
ENRON CORP
filed 1996-08-13
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996



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

            Class                Outstanding at July 31, 1996

 Common Stock, $.10 Par Value         253,684,038 shares



                           1 of 26

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended June 30, 1996 and 1995 and
           Six Months Ended June 30, 1996 and 1995            3
       Consolidated Balance Sheet - June 30, 1996
           and December 31, 1995                              4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1996 and 1995                6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     11

PART II. OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                           24

   ITEM 6. Exhibits and Reports on Form 8-K                  25

                PART I. FINANCIAL INFORMATION - (Continued)

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)



                                       Three Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                        1996         1995         1996         1995

Revenues                             $2,960,924   $2,149,346   $6,014,920   $4,453,295
Costs and Expenses
  Cost of gas and other products      2,311,007    1,550,480    4,652,434    3,169,913
  Operating expenses                    280,846      269,866      577,627      492,324
  Oil and gas exploration expenses       19,048       22,850       38,340       42,975
  Depreciation, depletion and
   amortization                         110,029      102,844      229,459      210,240
  Taxes, other than income taxes         32,257       26,280       69,677       57,010
                                      2,753,187    1,972,320    5,567,537    3,972,462

Operating Income                        207,737      177,026      447,383      480,833
Other Income and Deductions
  Equity in earnings of
   unconsolidated subsidiaries           40,366       12,527       71,305       27,727
  Interest income                        11,760        7,567       23,837       14,466
  Other, net                              5,051       33,327      137,640       78,863
Income Before Interest, Minority
 Interests and Income Taxes             264,914      230,447      680,165      601,889
Interest and Related Charges, net        65,418       70,919      135,086      137,927
Dividends on Preferred Stock of
 Subsidiaries                             8,110        7,848       15,958       15,696
Minority Interests                       22,935       13,451       38,074       23,282
Income Taxes                             51,744       44,184      161,555      135,989
Net Income                              116,707       94,045      329,492      288,995
Preferred Stock Dividends                 3,981        3,809        7,967        7,628
Earnings on Common Stock             $  112,726   $   90,236   $  321,525   $  281,367

Earnings Per Share of Common Stock
  Primary                            $     0.46   $     0.37   $     1.31   $     1.16
  Fully Diluted                      $     0.43   $     0.35   $     1.22   $     1.08

Average Number of Common Shares
 Used in Primary Computation            246,340      244,018      245,190      243,605

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                  June 30,    December 31,
                                                    1996         1995

ASSETS

Current Assets
  Cash and cash equivalents                    $   133,002   $   114,917
  Trade receivables                              1,156,393     1,115,709
  Other receivables                                368,122       310,790
  Transportation and exchange gas receivable       203,373       149,659
  Inventories                                      105,096       111,463
  Assets from price risk management activities     899,379       579,749
  Other                                            322,578       344,620
     Total Current Assets                        3,187,943     2,726,907

Investments and Other Assets
  Investments in unconsolidated subsidiaries     1,449,011     1,216,474
  Assets from price risk management activities   1,765,341     1,197,029
  Other                                          1,438,085     1,230,090
     Total Investments and Other Assets          4,652,437     3,643,593

Property, Plant and Equipment, at cost          10,959,498    11,107,181
  Less accumulated depreciation, depletion
   and amortization                              4,172,095     4,238,746
     Net Property, Plant and Equipment           6,787,403     6,868,435

Total Assets                                   $14,627,783   $13,238,935

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                                 June 30,     December 31,
                                                   1996          1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 1,060,412   $ 1,020,599
  Transportation and exchange gas payable          222,826       144,141
  Accrued taxes                                     60,332       121,192
  Accrued interest                                  54,520        51,692
  Liabilities from price risk management
   activities                                      748,192       708,353
  Other                                            407,956       386,015
     Total Current Liabilities                   2,554,238     2,431,992

Long-Term Debt                                   3,329,796     3,064,839

Deferred Credits and Other Liabilities
  Deferred income taxes                          2,134,784     2,185,748
  Deferred revenue                                 168,925       202,217
  Liabilities from price risk management
   activities                                    1,194,083       590,302
  Other                                            696,183       673,223
     Total                                       4,193,975     3,651,490

Minority Interests                                 604,160       548,648

Company-Obligated Preferred Stock of
 Subsidiaries                                      391,750       376,750
Shareholders' Equity
  Second preferred stock, cumulative, $1 par
   value                                           137,218       137,550
  Common stock, $0.10 par value                     25,596        25,386
  Additional paid in capital                     1,904,215     1,791,151
  Retained earnings                              1,863,397     1,650,949
  Cumulative foreign currency translation
   adjustment                                     (153,078)     (153,563)
  Common stock held in treasury                    (50,475)      (92,642)
  Other (including Flexible Equity Trust)         (173,009)     (193,615)
     Total                                       3,553,864     3,165,216

Total Liabilities and Shareholders' Equity     $14,627,783   $13,238,935

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                     1996       1995

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                     $ 329,492   $ 288,995
  Depreciation, depletion and amortization         229,459     210,240
  Oil and gas exploration expenses                  38,340      42,975
  Amortization of deferred contract
   reformation costs                                 8,527      14,830
  Deferred income taxes                            125,971      95,570
  Gain on sale of assets                          (159,958)    (90,970)
  Regulatory, litigation and other contingency
   adjustments                                     (18,497)    (31,243)
  Changes in components of working capital        (136,971)   (443,060)
  Deferred contract reformation costs               (7,801)     (8,966)
  Amortization of production payments              (21,613)    (21,494)
  Net assets from price risk management
   activities                                     (244,322)   (325,824)
  Other, net                                       (16,452)     60,175
Net Cash Provided by (Used in) Operating
 Activities                                        126,175    (208,772)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments     196,651     102,619
  Additions to property, plant and equipment      (272,655)   (282,516)
  Equity investments                              (279,256)    (63,544)
  Other, net                                       (30,196)    (27,139)
Net Cash Used in Investing Activities             (385,456)   (270,580)
Cash Flows From Financing Activities
  Issuance of long-term debt                       144,266     434,155
  Net increase in short-term borrowings            257,838     424,595
  Decrease in long-term debt                      (138,767)   (244,779)
  Acquisition of treasury stock                    (51,893)    (24,247)
  Issuance of treasury stock                        77,622      25,472
  Issuance of company-obligated preferred stock
   of subsidiaries                                  15,000           -
  Issuance of common stock                         101,851           -
  Dividends paid                                  (137,082)   (127,664)
  Other, net                                         8,531           -
Net Cash Provided by Financing Activities          277,366     487,532
Increase in Cash and Cash Equivalents               18,085       8,180
Cash and Cash Equivalents, Beginning of Period     114,917     132,336
Cash and Cash Equivalents, End of Period         $ 133,002   $ 140,516

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto incorporated into Enron's Annual Report on Form 10-K for the year ended December 31, 1995 (Form 10-K).

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes for the first half of 1996 and 1995 was $72.7 million and $6.8 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $142.2 million and $145.9 million, respectively.

   Changes in components of working capital are as follows
(in thousands):

                                First Six Months
                               1996           1995

Receivables                 $(157,762)     $     481
Inventories                     6,367         32,786
Prepayments                    55,135        (58,873)
Payables                      128,031       (137,831)
Accrued taxes                 (60,861)           477
Accrued interest                2,828         (5,770)
Other                        (110,709)      (274,330)
                            $(136,971)     $(443,060)

3. LITIGATION AND CONTINGENCIES

   As reported in the Form 10-K, in 1995, several parties
(the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated.
Early in 1996, the case was severed by the Court into two matters that will be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs allege that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. In the second matter, the Plaintiffs allege that Intratex violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The Court has certified a class action with respect to these ratability claims. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe they have strong legal and factual defenses, and intend to vigorously contest the claims brought in each matter. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

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

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation
Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit has been removed to the federal district court in Houston, Texas. Proceedings in the Houston lawsuit have been enjoined by an English court and Enron is appealing the injunction. In April 1996, TGTL, reserving its position under the lawsuit that the contract had been terminated, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to provide the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA had terminated. The CATS parties were to have provided transportation under the CRTA to ship J-Block gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. In a separate lawsuit filed in the English court, the CATS parties are suing TGTL and Enron (on the basis of its guarantee of TGTL's obligations under the
CRTA) for allegedly failing to make quarterly "send-or-pay" payments under the CRTA. TGTL has refused to make these payments for the same reason that it terminated the CRTA:
the Transportation Service (as defined in the CRTA) has not been available. Termination of the CRTA leads to termination of the "J-Block Contracts". The "J-Block Contracts" are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provided for Enron to take or pay for the gas at a fixed price (with possible escalations throughout the contract period). The agreements provided that gas paid for, but not taken, could be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date through September 30, 1997. In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. While not challenging these actions, the J-Block sellers have, in a proceeding commenced in English court on March 29, 1996, sought a declaration that Enron should have agreed to a "Commissioning Date"
(which might trigger Enron's take-or-pay obligations) of earlier than September 25, 1996, the date set forth in the J-Block Contracts as the Commissioning Date in the absence of an agreement by the parties on a earlier Commissioning Date. Enron disagrees with the J-Block sellers' contention and is contesting the issue in court. Trial on these matters is scheduled to commence in the English court on October 1, 1996. Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. Although no assurances can be given, based upon the foregoing and other information currently available, Enron does not anticipate that the ultimate outcome of the J-Block matter will have a materially adverse effect on its financial position.

4. PROPOSED MERGER

     Enron announced on July 22, 1996 that it had signed an agreement to merge with Portland General Corporation (PGC) in a stock-for-stock transaction. PGC is an electric utility holding company, serving retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron proposes to issue approximately 51 million common shares, valued at approximately $2.1 billion, to shareholders of PGC in a one for one exchange of shares, as a result of which Enron will be the surviving corporation. Enron will consolidate PGC's debt of $1.1 billion and account for the transaction on a purchase accounting basis.

     Under the terms of the proposed merger, Enron may terminate the agreement if the average price of Enron common stock during a certain period prior to the date of the shareholder votes exceeds $47.25. PGC may terminate the agreement if the average price of Enron common stock during that period falls below $36.25. Termination fees may be payable to each party through the date of the shareholder votes under certain other circumstances. The merger is conditioned, among other things, upon the approvals of each company's shareholders and the completion of regulatory procedures at the Oregon Public Utility Commission and the Federal Energy Regulatory Commission. Regulatory procedures are expected to be completed in less than twelve months.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Second Quarter 1996
vs. Second Quarter 1995

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's second quarter 1996 net income increased to $117 million as compared to $94 million during the second quarter of 1995. Net income in the second quarter of 1996 benefited from strong performances in the transportation and operation and international gas and power services segments. These increases were partially offset by higher minority interests and income taxes. Earnings per share rose to $0.46 in the second quarter of 1996 from $0.37 in the same period in 1995.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                         Second Quarter    Increase
                                         1996      1995   (Decrease)

Transportation and Operation             $101      $ 69       $32
Domestic Gas and Power Services            52        47         5
International Gas and Power Services       39        24        15
Exploration and Production                 77        84        (7)
Corporate and Other                        (4)        6       (10)

   Total                                 $265      $230       $35

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's interstate natural gas pipelines, construction of power, pipeline and liquids projects, management and operation of pipelines and clean fuels plants and Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) and liquids pipeline operations. The segment's IBIT increased $32 million in the second quarter of 1996 as compared to the same period in 1995. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment declined $2 million (1%) during the second quarter of 1996 as compared to the same period in 1995. Increased engineering and construction revenues were offset by decreased revenues related to gathering facilities sold in 1995 and the first quarter of 1996 and reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now exclusively a transporter of natural gas.

COSTS AND EXPENSES

   The cost of gas and other products sold by the transportation and operation segment decreased by $12 million (87%) during the second quarter of 1996 compared to the same period in 1995 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now exclusively a transporter of natural gas.

   Operating expenses in the transportation and operation segment declined $18 million (21%) during the second quarter of 1996 as compared to the same period in 1995. The decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of favorable resolution related to previously incurred environmental costs, combined with reduced expenses related to gathering facilities sold during 1995 and the first quarter of 1996.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased $10 million to $12 million in the second quarter of 1996 as compared to the same period in 1995 primarily as a result of higher earnings realized by EOTT as compared with the 1995 period, which included a charge to reflect the discontinuance of EOTT's West Coast processing and asphalt marketing operations. The second quarter of 1995 also included increased earnings from Trailblazer Pipeline due to a settlement with a transportation customer.

   Other income, net decreased $5 million to $7 million for the second quarter of 1996 compared to the same period in 1995. The 1995 quarter included pre-tax earnings of $10 million related to the disposition of non-strategic gathering facilities.

DOMESTIC GAS AND POWER SERVICES

   Enron Capital & Trade Resources (ECT) conducts Enron's energy commodity marketing, purchasing and financing activities and the management of the portfolio of commitments arising from these activities and can be categorized into three business lines: Cash and Physical, Risk Management and Finance. The domestic gas and power services segment's IBIT for the second quarter of 1996 increased $5 million from the same period in 1995. The following discussion analyzes the contributions to IBIT for each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:

                                               Second Quarter
                                               1996      1995

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                     6,838     5,632
  Interruptible                                1,907     2,280
  Transport Volumes                              595       353
     Subtotal                                  9,340     8,265
  Financial Settlements (Notional)            28,865    32,128
     Total                                    38,205    40,393

Production Payments and Financings
 Arranged (In Millions)                       $234.8     $47.6

Fixed Price Contract Originations
 (TBtue) (3)                                     608     2,015

Electricity (Thousand Megawatt hours)
  Owned Production                               768       842
  Transaction Volumes Marketed                11,008     1,603

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts. The cash and physical operations' earnings before overhead expenses were $38 million in the second quarter of 1996 and $28 million in the same period in 1995. The earnings from this business unit increased in the second quarter of 1996 primarily due to increased earnings from the management of ECT's portfolio of contracts. Earnings from natural gas assets also increased in the second quarter of 1996 as compared to the second quarter of 1995, while earnings from the gas processing assets decreased.

   The risk management operations consist of market origination activity on new long-term contracts
(transactions greater than one year) and restructuring of existing long-term contracts. Second quarter earnings before overhead expenses from this unit were $22 million in 1996 compared to $49 million in 1995. Earnings from this unit decreased primarily due to lower originations from long-term contracts with utilities and independent power plants, which were partially offset by increased originations in the European and Canadian markets.

   ECT's finance operations provide capital to customers through various product offerings. The finance operations had earnings before overhead expenses of $18 million in the second quarter of 1996 as compared to a loss of $3 million in 1995. The 1996 increase in earnings relates primarily to the increased value of its equity investments.

   ECT's overhead expenses such as rent, systems expenses and other support group costs were $26 million in the second quarter of 1996 and $27 million in the same period in 1995.

INTERNATIONAL GAS AND POWER SERVICES

   The international segment includes earnings from the development and promotion of natural gas pipeline and power projects, commercial power generation activities outside of North America and activities of Enron Global Power & Pipelines L.L.C. The segment's second quarter IBIT increased $15 million from 1995 to 1996. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues net of cost of sales for the international segment decreased by $9 million in the second quarter of 1996 as compared with 1995. This decrease is primarily due to the recognition in the second quarter of 1995 of revenues of $12 million as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C. and revenues associated with marketing operations transferred to the domestic gas and power services segment beginning in January 1996. These decreases were partially offset by revenues in the second quarter of 1996 of $16 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom, effectively bringing Enron's ownership interest in the project to 35%.

COSTS AND EXPENSES

   Operating expenses decreased $5 million in the second quarter of 1996 compared with the same period in 1995 due to the transfer of marketing operations to the domestic gas and power services segment.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries improved from $11 million in the second quarter of 1995 to $28 million in the same period in 1996 due primarily to increased earnings from Enron's interests in Teesside and other international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $77 million in the second quarter of 1996 from $84 million in the same period of 1995. Enron's exploration and production activities are conducted by Enron Oil & Gas
Company (EOG). The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                                Second Quarter
                                                1996      1995
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                              700       548
  Trinidad                                       140       122
     Total                                       840       670
Average Natural Gas Prices ($/Mcf)
  North America (3)                            $1.72     $1.34
  Trinidad                                      1.00      0.97
     Composite                                  1.60      1.27
Crude Oil/Condensate Volumes (MBbl/d) (1)
  North America                                 11.0      10.9
  Trinidad                                       5.4       4.8
  India                                          2.7       1.7
     Total                                      19.1      17.4
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                               $20.62    $17.93
  Trinidad                                     19.61     17.14
  India                                        20.56     18.13
     Composite                                 20.33     17.73

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended June 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $0.76/Mcf and $0.79/Mcf for the three-month periods ended June 30, 1996 and 1995, respectively, for the volumes described in note (2), net of transportation costs.

REVENUES

   The exploration and production segment's gross revenues increased $9 million (4%) during the second quarter of 1996 as compared to the same period in 1995. The variance includes an increase of $47 million related to higher wellhead prices and production volumes in the second quarter of 1996 as compared with the second quarter of 1995. Second quarter 1996 average wellhead natural gas prices were up 26% from the comparable period in 1995 and wellhead natural gas volumes increased 25%. The increase in North America wellhead natural gas volumes was primarily the result of no voluntary curtailments in 1996 due to the significant increases in average wellhead natural gas prices realized. Second quarter 1996 wellhead crude oil and condensate average prices were up 15% from the second quarter of 1995, and wellhead crude oil and condensate volumes increased 10%. The increase in production-related revenues is partially offset by a decrease in gains on sales of reserves and related assets which totaled $18 million in the second quarter of 1996 compared with $54 million in the same period in 1995.

   In addition, EOG recognized a gain of $11 million on commodity price swap transactions in the second quarter of 1996 compared to $16 million during the second quarter of 1995. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG decreased from $11 million in the second quarter of 1995 to $3 million in the same period in 1996.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities increased $4 million (25%) from the second quarter of 1995 compared to the same period in 1996 primarily due to higher average associated costs per Mcf.

   Operating expenses for the exploration and production segment increased $3 million (9%) during the second quarter of 1996 as compared to the same period in 1995 primarily due to continually expanding operations and increases in production activity.

   Oil and gas exploration expenses decreased $4 million
(17%) due primarily to decreased exploratory drilling activities outside North America, higher success rates and lower impairments in 1996 of unproved oil and gas properties.

   Depreciation, depletion and amortization (DD&A) expense increased $10 million (21%), reflecting the increase in production volumes noted earlier. The average DD&A rate in the second quarter of 1996 was $0.67 per thousand cubic feet equivalent (Mcfe) compared to $0.69 per Mcfe in the second quarter of 1995.

   Taxes other than income were $3 million higher in the second quarter of 1996 compared to the same period in 1995 primarily reflecting lower applicable tax credits in Trinidad and higher taxable United States revenue resulting from higher wellhead volumes and average prices.

CORPORATE AND OTHER

   The corporate and other segment realized a loss of $4 million in the second quarter of 1996 as compared to earnings of $6 million in the second quarter of 1995. The second quarter 1996 results include a $28 million gain from the sale of 1.6 million EOG shares held by Enron Corp., partially offset by a $25 million reserve established for litigation contingencies. The 1995 results include amounts recognized following the further resolution of certain litigation.

MINORITY INTERESTS

   Minority interests increased to $23 million in the second quarter of 1996 from $13 million in the comparable prior period, primarily due to sales in December 1995 and the first half of 1996 of 33.6 million shares of EOG common stock held by Enron, which resulted in a reduction of Enron's ownership interest in EOG from 80% to 59%.

INCOME TAXES

   Income taxes increased during the second quarter of 1996 as compared to the second quarter of 1995 primarily as a result of increased pretax income.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996
vs. Six Months Ended June 30, 1995

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's net income for the first six months of 1996 increased to $329 million as compared to $289 million during the same period in 1995. The $40 million increase in consolidated net income reflects improved income before interest, minority interests and income taxes for the transportation and operation, domestic gas and power services and international gas and power services segments. This increase was partially offset by lower income before interest, minority interests and income taxes for the exploration and production and corporate and other segments combined with increased minority interests and income taxes. Earnings per share rose to $1.31 in the first six months of 1996 from $1.16 in the same period in 1995.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                           Six Months      Increase
                                         1996      1995   (Decrease)

Transportation and Operation             $334      $250       $84
Domestic Gas and Power Services           150        98        52
International Gas and Power Services       79        75         4
Exploration and Production                107       143       (36)
Corporate and Other                        10        36       (26)

   Total                                 $680      $602       $78

TRANSPORTATION AND OPERATION

   The transportation and operation segment realized an $84 million increase in IBIT for the first half of 1996 as compared to the same period in 1995. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment decreased $33 million (7%) during the first half of 1996 as compared to the same period in 1995. The decrease in revenues primarily reflects decreased revenues related to gathering facilities sold in 1995 and the first half of 1996 and reduced sales revenue at Northern Natural as that pipeline is now exclusively a transporter of natural gas.

COSTS AND EXPENSES

   The cost of gas and other products sold by the transportation and operation segment decreased by $13 million (72%) during the first half of 1996 compared to the same period in 1995 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now exclusively a transporter of natural gas.

   Operating expenses in the transportation and operation segment declined by $37 million (21%) during the first half of 1996 as compared to the same period in 1995. The decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of favorable resolution related to previously incurred environmental costs, combined with reduced expenses related to gathering facilities sold during 1995 and the first quarter of 1996 and a decrease in amortization of deferred contract reformation costs by Northern Natural.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased by $14 million to $21 million during the first half of 1996 as compared to the same period in 1995, reflecting increased earnings from EOTT as previously discussed, partially offset by decreased earnings from Trailblazer Partnership.

   Other income, net increased $55 million to $118 million, primarily due to gains related to the disposition of non-strategic natural gas processing and gathering facilities.

DOMESTIC GAS AND POWER SERVICES

   The domestic gas and power segment had a $52 million increase in income before interest, minority interest and income taxes for the six months ended June 30, 1996 as compared to the same period in 1995. The following discussion analyzes the contributions to IBIT for each of these businesses.

   Statistics for ECT (including intercompany amounts) are as follows:

                                            Six Months Ended
                                                 June 30,
                                              1996      1995

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    6,594     5,499
  Interruptible                               1,844     2,197
  Transport Volumes                             504       525
     Subtotal                                 8,942     8,221
  Financial Settlements (Notional)           32,274    32,438
     Total                                   41,216    40,659

Production Payments and Financings
 Arranged (In Millions)                      $472.0   $ 103.5

Fixed Price Contract Originations
 (TBtue) (3)                                  1,079     3,513

Electricity (Thousand Megawatt hours)
  Owned Production                            1,572     1,654
  Transaction Volumes Marketed               20,876     2,321

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations' earnings before overhead expenses were $130 million and $49 million in the first six months of 1996 and 1995, respectively. The earnings from this business unit increased in the first six months of 1996 primarily due to earnings from higher margins for natural gas and increased earnings from electricity marketing. Earnings from the management of ECT's portfolio of contracts also increased in 1996. These increases were partially offset by a decrease in earnings from gas processing.

   Earnings before overhead expenses for the risk management business were $60 million in the first six months of 1996 and $84 million in the same period in 1995. Earnings from this unit decreased primarily due to lower originations from long-term contracts with utilities and independent power plants, which were partially offset by increased originations for electricity and originations in the European market.

   ECT's finance operations had earnings before overhead expenses of $14 million in the first six months of 1996 compared with $17 million for the same period in 1995. The 1996 earnings relate primarily to the increased value of its equity investments, while 1995 includes earnings associated with the restructuring of long-term gas supply contracts with an independent power plant.

   ECT's overhead expenses were $54 million in the first half of 1996 and $52 million in the same period in 1995.

INTERNATIONAL GAS AND POWER SERVICES

   The international segment's IBIT increased $4 million in the first six months of 1996 compared to the same period in 1995. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues net of cost of sales for the international segment decreased by $38 million (37%)in the first half of 1996 as compared with 1995. The 1996 results included revenues of approximately $16 million from the promotion of Enron's interest in its power assets at Teesside in the United Kingdom. Included in 1995 were $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside and net revenues from the marketing operations in Europe. In addition, revenues of $24 million were recognized in the first half of 1995 as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C.

COSTS AND EXPENSES

   Operating expenses decreased $9 million during the first half of 1996 as compared to the first half of 1995 due to the transfer of marketing operations to the domestic gas and power services segment beginning in January 1996, partially offset by increased international activities.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased $23 million to $46 million in the first half of 1996, primarily as a result of increased earnings from Teesside and other international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $107 million in the first half of 1996 from $143 million in the same period of 1995. The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                             Six Months Ended
                                                  June 30,
                                               1996     1995
Natural Gas Volumes (MMcf/d)
  North America (1)                             708      584
  Trinidad                                      136      109
     Total                                      844      693
Average Natural Gas Prices ($/Mcf)
  North America (2)                           $1.73    $1.31
  Trinidad                                     1.00     0.97
     Composite                                 1.61     1.25
Crude Oil/Condensate Volumes (MBbl/d)
  North America                                11.1     11.3
  Trinidad                                      6.2      4.2
  India                                         2.9      2.2
     Total                                     20.2     17.7
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                              $19.50   $17.25
  Trinidad                                    18.67    16.44
  India                                       18.88    17.20
     Composite                                19.16    17.06

(1) Includes 48 MMcf per day for the six-month periods ended
    June 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes an average equivalent wellhead value of $0.84/Mcf and $0.83/Mcf for the six-month periods ended
    June 30, 1996 and 1995, respectively, for the volumes described in note (1), net of transportation costs.

REVENUES

   The exploration and production segment's gross revenues decreased $12 million (3%) during the first half of 1996 as compared to the same period in 1995. Although wellhead natural gas prices and production volumes increased in the first half of 1996 as compared to the previous year period, this increase was more than offset by lower results from commodity price swap transactions and a decrease in gains on sales of oil and gas reserves and related assets. Average wellhead natural gas prices for the first six months of 1996 were up 29% from the comparable period in 1995 and wellhead natural gas volumes increased 22%. The increase in North America wellhead natural gas volumes was primarily the result of no voluntary curtailments during 1996 due to significant increases realized in average wellhead natural gas prices. Wellhead crude oil and condensate average prices increased 12% over the first half of 1995 and crude oil and condensate wellhead volumes increased 14% from the
comparable period a year ago.   Gains on sales of reserves
and related assets totaled $20 million in the first six months of 1996 compared with $59 million in the same period in 1995.

   EOG recognized a loss of $5 million on commodity price swap transactions in the first half of 1996 compared to gains of $42 million during the first half of 1995. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG decreased from $27 million in the first half of 1995 to $1 million in the same period in 1996. The 1996 on the close-out by EOG and Enron of their NYMEX-related hedges of EOG's first half 1996 production, to facilitate participation in anticipated wellhead natural gas price upside. Deferred gains of approximately $13 million related to the closing of hedges of EOG's second half 1996 production will be recognized during the remainder of 1996.

COSTS AND EXPENSES

   The cost of gas sold in connection with other natural gas marketing activities in the first half of 1996 decreased $4 million (10%) compared to the same period in 1995 due to lower other natural gas marketing volumes, partially offset by higher average associated costs per Mcf.

   Operating expenses for the exploration and production segment increased $6 million (11%) during the first half of 1996 as compared to the same period in 1995 primarily reflecting continually expanding operations and increases in production activity.

   Oil and gas exploration expenses decreased $5 million
(11%) in the first half of 1996 as compared to the same period in 1995, primarily due to lower impairment in 1996 of unproved oil and gas properties.

   DD&A expense increased $21 million (20%) primarily reflecting the increase in production volumes noted earlier.
The average DD&A rate was $0.69 per Mcfe in both periods.

   Taxes other than income were $5 million (28%) higher in the first half of 1996 compared to the same period in 1995 primarily due to higher state severance taxes associated with higher United States taxable wellhead revenues as well as lower applicable tax credits in Trinidad in 1996.

CORPORATE AND OTHER

   The corporate and other segment's IBIT decreased $26 million to $10 million in the first half of 1996 as compared to the first half of 1995. The 1996 amount includes gains of $45 million related to the sale of 2.6 million shares of EOG stock held by Enron Corp., partially offset by a $25 million reserve established for litigation contingencies. The 1995 results include amounts recognized following the further resolution of certain litigation in 1995.

MINORITY INTERESTS

   Minority interests increased to $38 million in the second half of 1996 from $23 million in the comparable prior period, primarily due to the sale in December 1995 and the first half of 1996 of 33.6 million shares of EOG common stock held by Enron.

INCOME TAXES

   Income taxes increased during the first six months of 1996 as compared to the first six months of 1995 primarily as a result of increased pretax income.

FINANCIAL CONDITION

   Cash provided by operating activities totaled approximately $126 million during the first half of 1996 as compared to $209 million used during the same period last year. The increase in cash provided by operating activities reflects decreased working capital requirements.

   Cash used in investing activities totaled $385 million during the first half of 1996 as compared to $271 million during the same period in 1995. The increase primarily reflects higher equity investments primarily in Joint Energy Development Investments (JEDI) and international power and pipeline operations, partially offset by increased proceeds from the sale of assets and investments.

   Cash provided by financing activities totaled $277 million during the first half of 1996 as compared to $488 million during the same period in 1995. During the first half of 1996, net issuances of short- and long-term debt totaled $263 million. Proceeds from these issuances were used primarily to fund capital and other expenditures and to meet working capital requirements.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at June 30, 1996 was $7.9 billion.
Debt as a percentage of total capitalization was 42.3% at June 30, 1996 as compared to 42.8% at year-end 1995 and 42.1% at March 31, 1996. The decrease from year-end primarily reflects increased retained earnings. Assuming the mandatory conversion in late 1998 of 10.5 million
Exchangeable Notes into EOG shares held by Enron, the proforma debt to capitalization percentage would be approximately 40.2% at June 30, 1996.

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

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES


ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Enron Corp. was held on May 7, 1996 in Houston, Texas, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          228,052,563      2,191,868
Norman P. Blake, Jr.      228,292,017      1,952,414
John H. Duncan            228,262,062      1,982,369
Joe H. Foy                228,249,994      1,994,437
Wendy L. Gramm            228,159,037      2,085,394
Robert K. Jaedicke        228,254,036      1,990,395
Richard D. Kinder         228,245,066      1,999,365
Kenneth L. Lay            228,266,203      1,978,228
Charles A. LeMaistre      228,156,986      2,087,445
John A. Urquhart          228,268,245      1,976,186
John Wakeham              228,135,249      2,109,182
Charls E. Walker          228,158,585      2,085,846
Herbert S. Winokur, Jr.   228,242,389      2,002,042

(b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:


     Shares FOR        Shares AGAINST     Shares ABSTAINING

     227,148,059          1,861,640          1,234,732

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


                               ENRON CORP.
                               (Registrant)


Date:  August 13, 1996     By: Jack I. Tompkins
                               Jack I. Tompkins
                               Senior Vice President and
                                Chief Information, Administrative
                                and Accounting Officer
                               (Principal Accounting Officer)