Form 10-Q
period 1996-09-30
ENRON CORP
filed 1996-11-13
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996



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

            Class                Outstanding at October 31, 1996

Common Stock, $0.10 Par Value          254,445,710 shares


                           1 of 25

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended September 30, 1996 and 1995 and
           Nine Months Ended September 30, 1996 and 1995 3 Consolidated Balance Sheet - September 30, 1996
           and December 31, 1995                             4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 1996 and 1995          6
       Notes to Consolidated Financial Statements            7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                24

   ITEM 6. Exhibits and Reports on Form 8-K                 24

                PART I. FINANCIAL INFORMATION - (Continued)

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)


                                     Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                       1996      1995      1996      1995

Revenues                             $3,225,207   $2,185,805   $9,240,127   $6,639,100
Costs and Expenses
  Cost of gas and other products      2,471,436    1,556,549    7,123,870    4,726,462
  Operating expenses                    378,377      277,313      956,004      769,637
  Oil and gas exploration expenses       23,537       17,654       61,877       60,629
  Depreciation, depletion and
   amortization                         116,394      111,050      345,853      321,290
  Taxes, other than income taxes         29,109       28,363       98,786       85,373
                                      3,018,853    1,990,929    8,586,390    5,963,391

Operating Income                        206,354      194,876      653,737      675,709
Other Income and Deductions
  Equity in earnings of
   unconsolidated subsidiaries           34,495       21,225      105,799       48,952
  Interest income                         8,462        4,827       32,299       19,293
  Other, net                             12,232       18,400      149,872       97,263
Income Before Interest, Minority
 Interests and Income Taxes             261,543      239,328      941,707      841,217
Interest and Related Charges, net        65,229       75,863      200,315      213,790
Dividends on Company-Obligated
 Preferred Stock of Subsidiaries          8,125        8,513       24,083       24,209
Minority Interests                       16,914       11,003       54,988       34,285
Income Taxes                             48,401       43,366      209,956      179,355
Net Income                              122,874      100,583      452,365      389,578
Preferred Stock Dividends                 3,979        3,777       11,946       11,405
Earnings on Common Stock             $  118,895   $   96,806   $  440,419   $  378,173

Earnings Per Share of Common Stock
  Primary                            $     0.48   $     0.40   $     1.79   $     1.55

  Fully Diluted                      $     0.45   $     0.37   $     1.68   $     1.45

Average Number of Common Shares
 Used in Primary Computation            246,773      243,940      245,601      243,667


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                               September 30,  December 31,
                                                   1996          1995
ASSETS

Current Assets
  Cash and cash equivalents                    $   104,530   $   114,917
  Trade receivables                                863,961     1,115,709
  Other receivables                                412,555       310,790
  Transportation and exchange gas receivable        58,689       149,659
  Inventories                                      123,100       111,463
  Assets from price risk management activities     679,597       579,749
  Other                                            342,886       344,620
     Total Current Assets                        2,585,318     2,726,907

Investments and Other Assets
  Investments in unconsolidated subsidiaries     1,805,964     1,216,474
  Assets from price risk management activities   2,009,412     1,197,029
  Other                                          1,501,216     1,230,090
     Total Investments and Other Assets          5,316,592     3,643,593

Property, Plant and Equipment, at cost          11,163,452    11,107,181
  Less accumulated depreciation, depletion
   and amortization                              4,244,277     4,238,746
     Net Property, Plant and Equipment           6,919,175     6,868,435

Total Assets                                   $14,821,085   $13,238,935

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                               September 30,  December 31,
                                                   1996          1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $   995,646   $ 1,020,599
  Transportation and exchange gas payable           83,051       144,141
  Accrued taxes                                     75,354       121,192
  Accrued interest                                  62,123        51,692
  Liabilities from price risk management
   activities                                      683,734       708,353
  Other                                            470,684       386,015
     Total Current Liabilities                   2,370,592     2,431,992

Long-Term Debt                                   3,563,208     3,064,839

Deferred Credits and Other Liabilities
  Deferred income taxes                          2,199,909     2,185,748
  Deferred revenue                                 150,909       202,217
  Liabilities from price risk management
   activities                                    1,287,294       590,302
  Other                                            636,350       673,223
     Total                                       4,274,462     3,651,490

Minority Interests                                 628,324       548,648

Company-Obligated Preferred Stock of
 Subsidiaries                                      391,750       376,750
Shareholders' Equity
  Second preferred stock, cumulative,
   $1 par value                                    137,178       137,550
  Common stock, $0.10 par value                     25,596        25,386
  Additional paid in capital                     1,891,384     1,791,151
  Retained earnings                              1,929,062     1,650,949
  Cumulative foreign currency translation
   adjustment                                     (150,489)     (153,563)
  Common stock held in treasury                    (75,394)      (92,642)
  Other (including Flexible Equity Trust)         (164,588)     (193,615)
     Total                                       3,592,749     3,165,216

Total Liabilities and Shareholders' Equity     $14,821,085   $13,238,935

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                     1996       1995

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                     $ 452,365   $ 389,578
  Depreciation, depletion and amortization         345,853     321,290
  Oil and gas exploration expenses                  61,877      60,629
  Amortization of deferred contract reformation
   costs                                             9,145      19,068
  Deferred income taxes                            163,185     127,631
  Gain on sale of assets                          (177,331)   (123,174)
  Regulatory, litigation and other contingency
   adjustments                                     (38,669)    (32,168)
  Changes in components of working capital         110,922    (478,671)
  Deferred contract reformation costs              (11,327)    (14,376)
  Amortization of production payments              (32,538)    (32,418)
  Price risk management activities                (239,858)   (196,256)
  Other, net                                      (158,091)      1,028
Net Cash Provided by Operating Activities          485,533      42,161
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments     347,554     186,938
  Additions to property, plant and equipment      (515,048)   (531,315)
  Equity investments                              (664,171)    (90,660)
  Other, net                                       (60,377)    (42,496)
Net Cash Used in Investing Activities             (892,042)   (477,533)
Cash Flows From Financing Activities
  Issuance of long-term debt                       172,265     639,538
  Net increase in short-term borrowings            466,151     227,933
  Decrease in long-term debt                      (142,484)   (245,631)
  Acquisition of treasury stock                   (110,281)    (89,523)
  Issuance of treasury stock                        91,227      47,639
  Issuance of company-obligated preferred stock
   of subsidiaries                                  15,000           -
  Issuance of common stock                         101,933      19,806
  Dividends paid                                  (206,220)   (190,382)
  Other, net                                         8,531           -
Net Cash Provided by Financing Activities          396,122     409,380
Decrease in Cash and Cash Equivalents              (10,387)    (25,992)
Cash and Cash Equivalents, Beginning of Period     114,917     132,336
Cash and Cash Equivalents, End of Period         $ 104,530   $ 106,344

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes for the first nine months of 1996 and 1995 was $78.1 million and $6.0 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $205.4 million and $212.8 million, respectively.

   Changes in components of working capital are as follows
(in thousands):

                                First Nine Months
                               1996           1995

Receivables                 $ 234,921     $ (51,602)
Inventories                   (11,637)       11,085
Prepayments                    19,047       (22,917)
Payables                      (86,044)     (178,908)
Accrued taxes                 (45,839)       27,246
Accrued interest               10,431         4,308
Other                          (9,957)     (267,883)
                            $ 110,922     $(478,671)

3. LITIGATION AND CONTINGENCIES

   As reported in the Form 10-K, in 1995 several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that Intratex violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The Court has certified a class action with respect to these ratability claims. The Enron Defendants have appealed the court's decision to certify a class action. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

   In connection with a Power Purchase Agreement between Dabhol Power Company, Enron's 80%-owned subsidiary, and the Maharashtra State Electricity Board (MSEB), Dabhol Power Company has been developing Phase I of an electricity generating power plant south of Bombay, State of Maharashtra, India (the Project). On August 3, 1995, after construction had begun, a new coalition government in the State of Maharashtra announced the State government's intention to terminate the Project, and construction ceased on August 8, 1995. Enron believes that such actions were in clear violation of the contract and in response to these actions, Dabhol Power Company commenced arbitration proceedings in London against the State government for the actions it has taken to terminate the Project. Dabhol Power Company seeks to recover all of its construction and other expenses, in addition to lost profits. After the arbitration proceedings had begun, Dabhol Power Company began renegotiating the Power Purchase Agreement with MSEB and the Maharashtra state government. Such renegotiations, which are complete pending final lender approvals, have resulted in a restructured transaction (that includes both Phase I and Phase II and that increases the planned capacity of the facility) on terms that are acceptable to Enron. The parties are working together in good faith and Enron anticipates final lender approval in the near future. Although the outcomes of the arbitration and the renegotiation processes cannot be predicted with certainty, based on currently available information, Enron believes that the ultimate outcome of the Project will not have a materially adverse effect on its financial position.

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit has been removed to the federal district court in Houston, Texas. Proceedings in the Houston lawsuit have been enjoined by an English court and Enron is appealing the injunction. In April 1996, TGTL, reserving its position in the Houston lawsuit, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to make available the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA was terminated. The CATS parties were to have provided transportation under the CRTA to ship gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. In a separate lawsuit filed in the English court, the CATS parties are suing TGTL and Enron (on the basis of its guarantee of TGTL's obligations under the CRTA) for allegedly failing to make quarterly "send-or-pay" payments under the CRTA. TGTL has refused to make these payments for the same reason that it terminated the CRTA: the Transportation Service (as defined in the CRTA) has not been available. Termination of the CRTA leads to termination of the "J-Block Contracts". Trial on these matters commenced in the English court on October 28, 1996.

   The "J-Block Contracts" are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provided for Enron to take or pay for the gas at a fixedprice (with possible escalations throughout the contract period). The agreements provided that gas paid for, but not taken, could be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date through September 30, 1997. In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. While not challenging these actions, the J-Block sellers have, in a proceeding commenced in English court on March 29, 1996, sought a declaration that Enron should have agreed to a "Commissioning Date" (which might trigger Enron's take-or-pay obligations) of earlier than September 25, 1996, the date set forth in the J-Block Contracts as the Commissioning Date in the absence of an agreement by the parties on an earlier Commissioning Date. In October 1996, an English Court of Appeal ruled that Enron was not obligated to agree on an earlier Commissioning Date. This ruling is being appealed to the House of Lords by the J-Block sellers.
Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. Although no assurances can be given, based upon the foregoing and other information currently available, Enron does not anticipate that the ultimate outcome of the J-Block matter will have a materially adverse effect on its financial position.

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah
Site) in Decorah, Iowa, pursuant to the
provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963 to connect its natural gas pipeline to the local distribution pipeline system serving the city of Decorah. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965.
The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. Historically, manufactured gas plants, such as the one at Decorah, produced tars as a residue, some of which may have come to be located on site when the plant was operating. The EPA is interested in locating subsurface tars at the Decorah Site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil in certain areas of the tract where the plant was formerly located, and to take deep soil samples in those areas where subsurface contamination would most likely to be located. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

4. PROPOSED MERGER

     Enron announced on July 22, 1996 that it had signed an agreement to merge with Portland General Corporation (PGC) in a stock-for-stock transaction. PGC is an electric utility holding company, serving retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron proposes to issue approximately 51 million common shares to shareholders of PGC in a one for one exchange of shares, as a result of which Enron will be the surviving corporation.
Enron will account for the transaction on a purchase accounting basis.

     In separate shareholder meetings held on November 12, 1996, 75% of Enron common shares and 77% of PGC common shares were voted in favor of the merger. Under the terms of the merger agreement, the "collar" provisions, which had provided both companies with the right to terminate the merger agreement upon specified changes in Enron's common stock price, expired on the day of the shareholder meetings. The merger is conditioned, among other things, upon the completion of regulatory procedures at the Oregon Public Utilities Commission and the Federal Energy Regulatory Commission. Final regulatory approval is expected in mid-1997.

5. POSSIBLE SALE OF LIQUIDS ASSETS

   Enron is considering the sale of the stock of the wholly-owned subsidiary that is the general partner and owner of its 15% interest in Enron Liquids Pipeline, L.P., as well as the sale of certain other natural gas liquids assets. If no acceptable offers are submitted, Enron will continue to own these assets and operate the facilities. The disposition of any or all of these assets would not be material to Enron's consolidated business.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Third Quarter 1996
vs. Third Quarter 1995

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's third quarter 1996 net income increased to $123 million as compared to $101 million during the third quarter of 1995. Net income in the third quarter of 1996 benefited primarily from strong performances in the transportation and operation and domestic gas and power services segments and decreased interest expense. These increases were partially offset by increased minority interests and income taxes. Earnings per share rose to $0.48 in the third quarter of 1996 from $0.40 in the same period in 1995.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                  Third Quarter     Increase
                                  1996      1995   (Decrease)

Transportation and Operation      $ 98      $ 83       $15
Domestic Gas and Power Services     74        60        14
International Operations and
 Development                        37        40        (3)
Exploration and Production          50        53        (3)
Corporate and Other                  3         3         -

   Total                          $262      $239       $23

TRANSPORTATION AND OPERATION

   The transportation and operation segment includes Enron's interstate natural gas pipelines, construction of power, pipeline and liquids projects, management and operation of pipelines and clean fuels plants and Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) and liquids pipeline operations. The segment's IBIT increased $15 million in the third quarter of 1996 as compared to the same period in 1995. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment declined $19 million (10%) during the third quarter of 1996 as compared to the same period in 1995. Increased engineering and construction revenues were offset by decreased revenues related to gathering facilities sold in 1995 and the first quarter of 1996 and reduced sales revenue at Northern Natural Gas Company (Northern Natural) as that pipeline is now exclusively a transporter of natural gas.

COSTS AND EXPENSES

   The cost of gas and other products sold by the transportation and operation segment decreased by $10 million (79%) during the third quarter of 1996 compared to the same period in 1995 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now exclusively a transporter of natural gas.

   Operating expenses in the transportation and operation segment declined $14 million (18%) during the third quarter of 1996 as compared to the same period in 1995. The decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of reduced expenses related to gathering facilities sold during 1995 and the first quarter of 1996.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased $8 million to $13 million in the third quarter of 1996 as compared to the same period in 1995 primarily as a result of higher earnings realized by EOTT as compared with the 1995 period, which included a charge to reflect the discontinuance of EOTT's West Coast processing and asphalt marketing operations.

DOMESTIC GAS AND POWER SERVICES

   Enron Capital & Trade Resources (ECT) conducts Enron's energy commodity marketing, purchasing and financing activities and the management of the portfolio of commitments arising from these activities. ECT's services can be categorized into three business lines: Cash and Physical, Risk Management and Finance. The domestic gas and power services segment's IBIT for the third quarter of 1996 increased $14 million from the same period in 1995. The following discussion analyzes the contributions to IBIT for each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:

                                               Third Quarter
                                              1996       1995

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    5,851     4,601
  Interruptible                               3,635     2,525
  Transport Volumes                             600       745
     Subtotal                                10,086     7,871
  Financial Settlements (Notional)           35,965    29,681
     Total                                   46,051    37,552

Production Payments and Financings
 Arranged (In Millions)                      $174.5     $65.1

Fixed Price Contract Originations
 (TBtue) (3)                                    328     1,542

Electricity (Thousand Megawatt hours)
  Owned Production                              791       945
  Transaction Volumes Marketed               18,713     2,336

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts. The cash and physical operations' earnings before overhead expenses were $19 million in the third quarter of 1996 and $36 million in the same period in 1995. The earnings from this business unit decreased in the third quarter of 1996 primarily due to lower earnings from ECT's natural gas assets, partially offset by increased earnings from commodity marketing.

   The risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts. Third quarter earnings before overhead expenses from this unit were $40 million in 1996 compared to $31 million in 1995. Earnings from this unit increased primarily due to increased originations for liquids and long-term contracts with utilities.

   ECT's finance operations provide capital to customers through various product offerings. The finance operations had earnings before overhead expenses of $42 million in the third quarter of 1996 as compared to $19 million in 1995.
The 1996 increase in earnings relates primarily to the increased value of ECT's equity investments.

   ECT's overhead expenses such as rent, systems expenses and other support group costs were $27 million in the third quarter of 1996 and $26 million in the same period in 1995.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   The international segment includes earnings from the development and promotion of natural gas pipeline and power projects, commercial power generation activities outside of North America and activities of Enron Global Power & Pipelines L.L.C. The segment's third quarter IBIT decreased $3 million from 1995 to 1996. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues net of cost of sales for the international segment decreased by $17 million in the third quarter of 1996 as compared with 1995. This decrease is primarily due to the recognition in the third quarter of 1995 of revenues of $24 million as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C. and net revenues associated with marketing operations transferred to the domestic gas and power services segment beginning in January 1996. These decreases were partially offset by net revenues in the third quarter of 1996 of $15 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom, reducing Enron's equity ownership interest in the project to 28%.

COSTS AND EXPENSES

   Operating expenses decreased $8 million in the third quarter of 1996 compared with the same period in 1995 due primarily to the transfer of marketing operations to the domestic gas and power services segment.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries improved from $15 million in the third quarter of 1995 to $20 million in the same period in 1996 due primarily to increased earnings from Enron's interests in Teesside and other international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $50 million in the third quarter of 1996 from $53 million in the same period of 1995. Enron's exploration and production activities are conducted by Enron Oil & Gas
Company (EOG). The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                              Third Quarter
                                              1996      1995
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                            670       657
  Trinidad                                     104       112
     Total                                     774       769
Average Natural Gas Prices ($/Mcf)
  North America (3)                          $1.70     $1.24
  Trinidad                                    1.00      0.97
     Composite                                1.60      1.20
Crude Oil/Condensate Volumes (MBbl/d) (1)
  North America                               10.8      12.0
  Trinidad                                     4.5       5.9
  India                                        2.4       2.3
     Total                                    17.7      20.2
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                             $21.29    $16.57
  Trinidad                                   19.73     15.76
  India                                      19.60     16.10
     Composite                               20.67     16.28

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended September 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $0.91/Mcf and $0.62/Mcf for the three-month periods ended September 30, 1996 and 1995, respectively, for the volumes described in note (2), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues net of gas sold in connection with natural gas marketing increased $6 million (4%) during the third quarter of 1996 as compared to the same period in 1995. Net revenues from natural gas production increased $22 million in the third quarter of 1996 as compared with the third quarter of 1995, primarily due to a 33% increase in average wellhead natural gas prices. Third quarter 1996 wellhead crude oil and condensate average prices were up 27% from the third quarter of 1995, while wellhead crude oil and condensate volumes decreased 12%, reflecting a 24% reduction in Trinidad volumes.

   The increase in production-related revenues is partially offset by a decrease in gains on commodity price swap transactions designated as hedges in the third quarter of 1996 compared with the same period in 1995. EOG recognized a gain of $13 million on commodity price swap transactions designated as hedges in the third quarter of 1996 compared to $21 million during the third quarter of 1995. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG decreased from $16 million in the third quarter of 1995 to $5 million in the same period in 1996.

COSTS AND EXPENSES

   Oil and gas exploration expenses increased $6 million
(34%) due primarily to increased exploratory drilling activities.

   Depreciation, depletion and amortization (DD&A) expense increased $3 million (6%), reflecting a slight increase in the average DD&A rate.

   Taxes other than income were $2 million higher in the third quarter of 1996 compared to the same period in 1995 primarily reflecting lower applicable exploration cost deductions in Trinidad and higher taxable United States revenue resulting from higher average prices.

CORPORATE AND OTHER

   The corporate and other segment realized IBIT of $3 million in both the third quarter of 1996 and the same quarter of 1995. The third quarter 1996 results include an $11 million gain from the sale of 0.6 million EOG shares held by Enron Corp.

MINORITY INTERESTS

   Minority interests increased to $17 million in the third quarter of 1996 from $11 million in the comparable prior period, primarily due to aggregate sales in December 1995 and the first nine months of 1996 of 34.2 million shares of EOG common stock held by Enron, which resulted in a reduction of Enron's ownership interest in EOG from 80% to 59%.

INCOME TAXES

   Income taxes increased during the third quarter of 1996 as compared to the third quarter of 1995 primarily as a result of increased pretax income.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996
vs. Nine Months Ended September 30, 1995

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's net income for the first nine months of 1996 increased to $452 million as compared to $390 million during the same period in 1995. The $62 million increase in consolidated net income reflects improved IBIT for the transportation and operation and domestic gas and power services segments. This increase was partially offset by lower IBIT for the exploration and production and corporate and other segments combined with increased minority interests and income taxes. Earnings per share rose to $1.79 in the first nine months of 1996 from $1.55 in the same period in 1995.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents IBIT for each of Enron's operating segments (in millions).

                                   Nine Months      Increase
                                  1996      1995   (Decrease)

Transportation and Operation      $432      $333      $ 99
Domestic Gas and Power Services    224       158        66
International Operations and
 Development                       117       115         2
Exploration and Production         156       196       (40)
Corporate and Other                 13        39       (26)

   Total                          $942      $841      $101

TRANSPORTATION AND OPERATION

   The transportation and operation segment realized a $99
million increase in IBIT for the first nine months of 1996 as compared to the same period in 1995. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

REVENUES

   Revenues of the transportation and operation segment decreased $52 million (8%) during the first nine months of 1996 as compared to the same period in 1995. The decrease in revenues primarily reflects decreased revenues related to gathering facilities sold in 1995 and the first quarter of 1996 and reduced sales revenue at Northern Natural as that pipeline is now exclusively a transporter of natural gas.

COSTS AND EXPENSES

   The cost of gas and other products sold by the transportation and operation segment decreased by $23 million (75%) during the first nine months of 1996 compared to the same period in 1995 primarily as a result of decreased gas purchases by Northern Natural as that pipeline is now exclusively a transporter of natural gas.

   Operating expenses in the transportation and operation segment declined by $51 million (20%) during the first nine months of 1996 as compared to the same period in 1995. The decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of favorable resolution related to previously incurred environmental costs, combined with reduced expenses related to gathering facilities sold during 1995 and the first quarter of 1996 and a decrease in amortization of deferred contract reformation costs by Northern Natural.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased by $22 million to $34 million during the first nine months of 1996 as compared to the same period in 1995, reflecting increased earnings from EOTT as previously discussed, partially offset by decreased earnings from Trailblazer Partnership due to the recognition in 1995 of income from a settlement with a transportation customer.

   Other income, net increased $55 million to $130 million, primarily due to gains related to the disposition of non-strategic natural gas processing and gathering facilities.

DOMESTIC GAS AND POWER SERVICES

   The domestic gas and power segment had a $66 million increase in income before interest, minority interest and income taxes for the nine months ended September 30, 1996 as compared to the same period in 1995. The following discussion analyzes the contributions to IBIT by each of the business lines in this segment.

   Statistics for ECT (including intercompany amounts) are as follows:

                                             Nine Months Ended
                                               September 30,
                                               1996      1995

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    6,345     5,197
  Interruptible                               2,445     2,308
  Transport Volumes                             536       599
     Subtotal                                 9,326     8,104
  Financial Settlements (Notional)           33,513    31,509
     Total                                   42,839    39,613

Production Payments and Financings
 Arranged (In Millions)                      $646.5    $168.6

Fixed Price Contract Originations
 (TBtue) (3)                                  1,407     5,055

Electricity (Thousand Megawatt hours)
  Owned Production                            2,363     2,599
  Transaction Volumes Marketed               39,589     4,656

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations' earnings before overhead expenses were $149 million and $85 million in the first nine months of 1996 and 1995, respectively. The earnings from this business unit increased in the first nine months of 1996 primarily due to earnings from higher margins for natural gas and increased earnings from electricity marketing. Earnings from the management of ECT's portfolio of contracts also increased in 1996. These increases were partially offset by a decrease in earnings from natural gas assets.

   Earnings before overhead expenses for the risk management business were $100 million in the first nine months of 1996 and $115 million in the same period in 1995. Earnings from this unit decreased primarily due to lower originations from long-term contracts with utilities and independent power plants, which were partially offset by increased originations for electricity and originations in the European market.

   ECT's finance operations had earnings before overhead expenses of $56 million in the first nine months of 1996 compared with $36 million for the same period in 1995. The
1996 earnings relate primarily to the increased value of ECT's equity investments, while 1995 includes earnings associated with the restructuring of long-term gas supply contracts with an independent power plant.

   ECT's overhead expenses were $81 million in the first nine months of 1996 and $78 million in the same period in 1995.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   The international segment's IBIT increased $2 million in the first nine months of 1996 compared to the same period in 1995. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues net of cost of sales for the international segment decreased by $55 million (37%)in the first nine months of 1996 as compared with 1995. The 1996 results included revenues of approximately $31 million from the promotion of Enron's interest in its power assets at Teesside in the United Kingdom. Included in 1995 were $24 million from the promotion of a portion of Enron's interest in its power assets at Teesside and net revenues from the marketing operations in Europe. In addition, revenues of $48 million were recognized in the first nine months of 1995 as a result of the satisfaction of Enron's support obligations related to the formation of Enron Global Power & Pipelines L.L.C.

COSTS AND EXPENSES

   Operating expenses decreased $17 million during the first nine months of 1996 as compared to the first nine months of 1995 due to the transfer of marketing operations to the domestic gas and power services segment beginning in January 1996, partially offset by increased international activities.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased $28 million to $65 million in the first nine months of 1996, primarily as a result of increased earnings from Teesside and other international power and pipeline projects.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $156 million in the first nine months of 1996 from $196 million in the same period of 1995. The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                             Nine Months Ended
                                                September 30,
                                               1996      1995
Natural Gas Volumes (MMcf/d)
  North America (1)                              695       609
  Trinidad                                       126       110
     Total                                       821       719
Average Natural Gas Prices ($/Mcf)
  North America (2)                            $1.72     $1.28
  Trinidad                                      1.00      0.97
     Composite                                  1.61      1.23
Crude Oil/Condensate Volumes (MBbl/d)
  North America                                 11.0      11.5
  Trinidad                                       5.6       4.8
  India                                          2.8       2.3
     Total                                      19.4      18.6
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                               $20.09    $17.01
  Trinidad                                     18.95     16.16
  India                                        19.09     16.82
     Composite                                 19.62     16.77

(1) Includes 48 MMcf per day for the nine-month periods ended September 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes an average equivalent wellhead value of $0.86/Mcf and $0.76/Mcf for the nine-month periods ended September 30, 1996 and 1995, respectively, for the volumes described in note (1), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues net of cost of gas sold decreased $2 million during the first nine months of 1996 as compared to the same period in 1995. Higher wellhead natural gas prices and production volumes increased net revenues in the first nine months of 1996 as compared to the previous year period, offset by lower results from commodity price swap transactions and a decrease in gains on sales of oil and gas reserves and related assets. Average wellhead natural gas prices for the first nine months of 1996 were up 31% from the comparable period in 1995 and wellhead natural gas volumes increased 14%. The increase in North America wellhead natural gas volumes was primarily the result of eliminating voluntary curtailments in the United States during 1996 due to significant increases realized in average wellhead natural gas prices. Wellhead crude oil and condensate average prices increased 17% over the first nine months of 1995 and crude oil and condensate wellhead volumes increased 4% from the comparable period a year ago. Gains on sales of reserves and related assets totaled $20 million in the first nine months of 1996 compared with $63 million in the same period in 1995.

   EOG recognized a gain of $8 million on commodity price swap transactions in the first nine months of 1996 compared to $63 million during the first nine months of 1995. Gains related to hedges placed by Enron on open commodity positions not hedged by EOG decreased from $43 million in the first nine months of 1995 to $6 million in the same period in 1996.

COSTS AND EXPENSES

   Operating expenses for the exploration and production segment increased $4 million (4%) during the first nine months of 1996 as compared to the same period in 1995 primarily reflecting continually expanding operations and increases in production activity.

   DD&A expense increased $24 million (15%) primarily reflecting increased production volumes.

   Taxes other than income were $7 million (28%) higher in the first nine months of 1996 compared to the same period in 1995 primarily due to higher state severance taxes associated with higher United States taxable wellhead revenues as well as lower applicable exploration cost deductions in Trinidad in 1996.

CORPORATE AND OTHER

   The corporate and other segment's IBIT decreased $26 million to $13 million in the first nine months of 1996 as compared to the first nine months of 1995. The 1996 amount includes gains of $56 million related to the sale of 3.2 million shares of EOG stock held by Enron Corp., partially offset by a $25 million reserve established for litigation contingencies. The 1995 results include amounts recognized following the resolution of certain litigation in 1995.

MINORITY INTERESTS

   Minority interests increased to $55 million in the second nine months of 1996 from $34 million in the comparable prior period, primarily due to the sale in December 1995 and the first nine months of 1996 of 34.2 million shares of EOG common stock held by Enron.

INCOME TAXES

   Income taxes increased during the first nine months of 1996 as compared to the first nine months of 1995 primarily as a result of increased pretax income.

FINANCIAL CONDITION

   Cash provided by operating activities totaled approximately $486 million during the first nine months of 1996 as compared to $42 million during the same period last year. The increase in cash provided by operating activities reflects decreased working capital requirements.

   Cash used in investing activities totaled $892 million during the first nine months of 1996 as compared to $478 million during the same period in 1995. The increase primarily reflects higher equity investments primarily in Joint Energy Development Investments (JEDI) and international power and pipeline operations, partially offset by increased proceeds from the sale of assets and investments.

   Cash provided by financing activities totaled $396 million during the first nine months of 1996 as compared to $409 million during the same period in 1995. During the first nine months of 1996, net issuances of short- and long-term debt totaled $496 million. Proceeds from these issuances were used primarily to fund capital and other expenditures.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at September 30, 1996 was $8.2 billion. Debt as a percentage of total capitalization was 43.6% at September 30, 1996 as compared to 42.8% at year-end 1995 and 42.3% at June 30, 1996. The increase from year-end primarily reflects increased debt. Assuming the mandatory conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the proforma debt to capitalization percentage would be approximately 41.6% at September 30, 1996.

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


                               ENRON CORP.
                               (Registrant)


Date:  November 12, 1996   By: Robert H. Butts
                               Robert H. Butts
                               Vice President and Controller
                               (Principal Accounting Officer)