Form 10-K
period 1996-12-31
ENRON CORP
filed 1997-03-28
CIK 72859

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                        ____________
                          Form 10-K
                        ____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 1-3423

                         ENRON CORP.
    (Exact name of registrant as specified in its charter)
               Delaware                               47-0255140
     (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)
                         ENRON BUILDING
        1400 Smith Street, Houston, Texas 77002-7369
     (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: 713-853-6161
                        ____________
 Securities registered pursuant to Section 12(b) of the Act:
      Title of each class          Name of each exchange on
                                       which registered

     Common Stock, $.10 Par Value        New York Stock
                                         Exchange;
                                         Chicago Stock
                                         Exchange; and
                                         Pacific Stock
                                         Exchange

     Cumulative Second Preferred         New York Stock
     Convertible Stock,                  Exchange and
         $1 Par Value                    Chicago Stock
                                         Exchange

     6-1/4% Exchangeable Notes due       New York Stock
     December 13, 1998                   Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                            None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X  No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X
  Aggregate market value of the voting stock held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 15, 1997, was approximately $11,276,340,000. As of March 1, 1997, there were
255,948,170 shares of registrant's Common Stock, $.10 par value, outstanding.
  Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the May 6, 1997 Annual Meeting of Stockholders ("Proxy Statement") are incorporated herein by reference in Part III of this Form 10-K.

                      TABLE OF CONTENTS

                           PART I
                                                             Page

Item 1.  Business                                             1
          General                                             1
          Business Segments                                   1
          Transportation and Operation                        2
          Domestic Gas and Power Services                     7
          International Operations and Development            9
          Exploration and Production                         14
          Regulation                                         19
          Operating Statistics                               26
          Current Executive Officers of the Registrant       28

Item 2.  Properties                                          30
          Gas Transmission and Liquid Fuels                  30
          Oil and Gas Exploration and Production Properties
            and Reserves                                     30

Item 3.  Legal Proceedings                                   34

Item 4.  Submission of Matters to a Vote of Security Holders 36

                           PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                  37

Item 6.  Selected Financial Data (Unaudited)                 38

Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    39

          Information Regarding Forward Looking Statements   50

Item 8.  Financial Statements and Supplementary Data         51

Item 9.  Disagreements on Accounting and Financial
         Disclosure                                          51

                          PART III

Item 10. Directors and Executive Officers of the Registrant  52

Item 11. Executive Compensation                              52

Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                   52

Item 13. Certain Relationships and Related Transactions      53

                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              54

                           PART I

Item 1. BUSINESS
                           GENERAL

     Enron Corp. ("Enron"), a Delaware corporation organized in 1930, is an integrated natural gas and electricity company with headquarters in Houston, Texas. Essentially all of Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the transportation and wholesale marketing of natural gas to markets throughout the United States and internationally through approximately 36,000 miles of natural gas pipelines; the exploration for and production of natural gas and crude oil in the United States and internationally; the production, purchase, transportation and worldwide marketing of natural gas liquids and refined petroleum products; the independent (i.e., non-utility) development, promotion, construction and operation of power plants, natural gas liquids facilities and pipelines in the United States and internationally; and the non-price regulated purchasing and marketing of electricity and other energy related commitments. As of December 31, 1996, Enron employed approximately 11,700 persons.

     Enron announced on July 22, 1996 that it had signed an agreement to merge with Portland General Corporation ("PGC") in a stock-for-stock transaction. PGC is an electric utility holding company, serving retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron proposes to issue approximately 51 million common shares to shareholders of PGC in a one for one exchange of shares, as a result of which Enron will be the surviving corporation. In separate shareholder meetings held on November 12, 1996, 75% of the Enron voting stock and 77% of PGC voting shares were voted in favor of the merger. The merger is conditioned, among other things, upon securing regulatory approval from the Oregon Public Utilities Commission ("OPUC") consistent with certain conditions in the Enron/PGC merger agreement. The Federal Energy Regulatory Commission approved the merger on February 26, 1997. A decision on Enron's merger approval application pending before the OPUC is expected in 1997. See Item 4, "Submission of Matters to a Vote of Security Holders".

     As used herein, unless the context indicates otherwise, "Enron" refers to Enron Corp. and its subsidiaries and affiliates.

                      BUSINESS SEGMENTS

     Enron's operations are classified into the following four business segments:

     1) Transportation and Operation: Interstate transmission of natural gas; construction, management and operation of natural gas pipelines and clean fuels plants;
and investment in crude oil transportation activities.

     2) Domestic Gas and Power Services: Purchasing, marketing and financing of natural gas, natural gas liquids, crude oil and electricity; price risk management in connection with natural gas, natural gas liquids, crude oil and electricity transactions; intrastate natural gas pipelines; development, acquisition and promotion of natural gas-fired power plants in North America; and extraction of natural gas liquids.

     3)  International Operations and Development:
Independent (non-utility) development, acquisition and promotion of power plants, natural gas liquids facilities and pipelines outside of North America.

     4) Exploration and Production: Natural gas and crude oil exploration and production primarily in the United
States, Canada, Trinidad and India.

     For financial information by business segment for the fiscal years ended December 31, 1994 through December 31,
1996, please see Note 18 to the Consolidated Financial
Statements on page F-31.

                TRANSPORTATION AND OPERATION

Interstate Natural Gas Pipelines

     Enron and its subsidiaries operate domestic interstate natural gas pipelines extending from Texas to the Canadian border and across the southern United States from Florida to California. Included in Enron's domestic interstate natural gas pipeline operations are Northern Natural Gas Company ("Northern"), Transwestern Pipeline Company ("Transwestern") and Florida Gas Transmission Company ("FGT") (indirectly 50% owned by Enron). Northern, Transwestern and FGT are interstate pipelines and are subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Each pipeline serves customers in a specific geographical area: Northern, the upper Midwest; Transwestern, principally the California market and pipeline interconnects on the east end of the Transwestern system; and FGT, the State of Florida. In addition, Enron holds a 13% interest in Northern Border Partners, L.P., which owns a 70% interest in the Northern Border Pipeline system. An Enron subsidiary operates the Northern Border Pipeline system, which transports gas from Western Canada to delivery points in the midwestern United States. During the first quarter of 1997, Enron completed the sale of the stock of Enron Liquids Pipeline Company, a wholly owned subsidiary and the general partner and 15% owner and operator of Enron Liquids Pipeline, L.P. The sale of this non-strategic asset is not material to Enron's operations.

     Northern Natural Gas Company. Through its approximately 17,000-mile natural gas pipeline system stretching from Texas to Michigan's Upper Peninsula, Northern transports gas to points in its traditional market area of Illinois, Iowa, Kansas, Michigan, Minnesota, Nebraska, South Dakota and Wisconsin. Gas is transported to town borders for consumption and resale by non-affiliated gas utilities and municipalities and to other pipeline companies and end-users. Northern also transports gas at various points outside its traditional market area in the production areas of Colorado, Kansas, New Mexico, Oklahoma, Texas and Wyoming for utilities, end-users and other pipeline and marketing companies.

     In Northern's market area, natural gas is an energy source available for traditional residential, commercial and industrial uses. Northern's throughput totaled 1,675 trillion British thermal units ("Tbtu") in 1996, compared to 2,001 Tbtu in 1995. In its traditional market area, Northern's throughput increased to 888 Tbtu in 1996 from 836 Tbtu in 1995. Northern's jurisdictional sales ceased in 1994 as a result of the shift from sales to transportation volumes due to the implementation of open access transportation service. The volume of gas delivered by Northern in its non-traditional market area decreased from 1,165 Tbtu in 1995 to 788 Tbtu in 1996 due to the transfer and sale of its gathering facilities in 1995.

     Northern completed two significant expansion projects in 1996. The expansion of its "East Leg" expanded capacity on the system in Iowa, Illinois and Wisconsin. The total increase in capacity on the East Leg is 354 million cubic feet ("Mmcf") per day. Northern also added 464 Mmcf per day of firm capacity in its Minnesota market. In addition, Northern filed an application with the FERC for an expansion project to increase peak day firm transportation service into the U.S. upper midwest markets by approximately 350 Mmcf of gas per day over the next five years. This comprehensive five year market project supports the growing residential, commercial and industrial sectors in Northern's market area.

     Northern competes with other interstate pipelines in the transportation and storage of gas. In recent years, the FERC has issued orders designed to introduce more competition into the natural gas industry, having the effect of increasing transportation volumes and decreasing or eliminating sales of natural gas by pipelines. See "Regulation - Natural Gas Rates and Regulations".

     Transwestern Pipeline Company. Transwestern is an open-access interstate pipeline engaged in the transportation of natural gas. Through its approximately 2,700-mile pipeline system, Transwestern transports natural gas from West Texas, Oklahoma, eastern New Mexico and the San Juan Basin in northwest New Mexico and southern Colorado primarily to the California market and to pipeline interconnects off the east end of its system. Transwestern has access to three significant gas basins for its gas supply: the Permian
Basin in West Texas and eastern New Mexico, the San Juan Basin in northwestern New Mexico and southern Colorado, and the Anadarko Basin in the Texas and Oklahoma Panhandles. Substantially all of Transwestern's total of approximately
1.1 billion cubic feet ("Bcf") per day of delivery capacity to California was held by shippers on a firm basis until November 1, 1996, when approximately 450 Mmcf of firm capacity was turned back to Transwestern by a major customer. Anticipating this turnback, Transwestern entered into a settlement agreement with its customers whereby the costs associated with this turnback will be shared by Transwestern and its current firm customers. Transwestern is responsible for 70% of the risk of resubscribing the released capacity, and Transwestern's customers have the remaining 30% of such risk for five years. In addition to this cost-sharing mechanism, Transwestern and its current firm customers also agreed to contract rates through 2006 and agreed that Transwestern would not be required to file a new rate case for rates to be effective prior to November 1, 2006.

     Transwestern's mainline includes a lateral pipeline to the San Juan Basin in northwestern New Mexico and southern Colorado which allows Transwestern to access San Juan Basin gas supplies. Via Transwestern's San Juan lateral pipeline, the San Juan Basin gas may be delivered to California markets as well as markets off the east end of Transwestern's system. Total throughput volumes to California averaged approximately 414 MMcf per day in 1996, compared to 463 MMcf per day in 1995. Transwestern has firm transportation service on the east end of its system and transports Permian, Anadarko and San Juan Basin supplies into Texas, Oklahoma and the midwestern United States. During 1996, Transwestern made certain modifications to its mainline system which increased the volumes flowing from the San Juan Basin to the east end of the Transwestern system. Transwestern transported an average of 773 Mmcf per day off the east end of its system in 1996, as compared 625 MMcf per day in 1995 and 388 MMcf per day in 1994.

     In 1996, Transwestern expanded the capacity of its San Juan lateral pipeline by 255 MMcf per day. Transwestern also acquired an approximately 78% ownership interest in Northwest Pipeline Company's ("Northwest") La Plata facilities, which consists of a compressor station and approximately 33 miles of 30-inch pipeline located on the southern end of the Northwest system. These facilities tie into Transwestern's system at the Blanco Hub in northwestern New Mexico. This project gives Transwestern direct access to additional gas supplies in the San Juan Basin.

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

     FGT is an open access interstate pipeline company that transports natural gas for third parties. Its approximately 5,051-mile dual pipeline system extends from South Texas to a point near Miami, Florida. FGT provides a high degree of gas supply flexibility for its customers because of its proximity to the Gulf of Mexico producing region and its interconnections with other interstate pipeline systems which provide access to virtually every major natural gas producing region in the United States.

     FGT has periodically expanded its system capacity to keep pace with the growing demand for natural gas in Florida. FGT placed its Phase III expansion in service on March 1, 1995, expanding its pipeline through a combination of the construction of new pipeline and compression facilities and the purchase of third-party facilities and transportation service. The Phase III expansion increased FGT's firm average delivery capacity into Florida by 532 billion British thermal units ("BBtu") per day to 1,455 BBtu per day. The Phase III expansion includes in excess of 800 miles of additional FGT pipeline, seven additional delivery points and approximately 114,000 additional horsepower of compression. As part of Phase III, FGT also purchased an interest in facilities that link its system to the Mobile Bay producing area and contracted for 100 BBtu per day of capacity on another interstate pipeline system to provide its customers with additional sources of supply. FGT's customers have reserved over 99% of the existing capacity on the FGT system pursuant to firm long-term transportation service agreements.

     FGT is the only interstate natural gas pipeline serving peninsular Florida. FGT faces competition from residual fuel oil in the Florida market. A primary advantage of the straight fixed variable rate design (a FERC mandated rate design to allow pipelines to recover substantially all fixed costs, a return on equity and income taxes in the capacity reservation component of their rates) is that FGT will recover substantially all of its fixed costs regardless of levels of usage by its customers. See "Regulation - Natural Gas Rates and Regulations".

     Northern Border Partners, L.P.. Northern Border Partners, L.P., a Delaware limited partnership, owns 70% of Northern Border Pipeline Company, a Texas general partnership ("Northern Border"). An Enron subsidiary holds a 13% interest in the limited partnership, and serves as operator of the pipeline. Northern Border owns an approximately 970-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to interconnecting pipelines in the State of Iowa, one of which is Northern. The pipeline system has access to natural gas reserves in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston Basin in the United States. The pipeline system also has access to production of synthetic gas from the Great Plains Coal Gasification Project in North Dakota. Interconnecting pipeline facilities provide access to markets in the Midwest, as well as other markets throughout the United States by transportation, displacement and exchange agreements. Therefore, Northern Border is strategically situated to transport significant quantities of natural gas to major gas consuming markets.

     Northern Border has focused its efforts primarily on being a low cost transporter of Canadian gas exported to the United States. As of December 31, 1996, Northern Border had firm transportation service agreements, other than those under temporary releases, with four interstate pipeline companies, 17 domestic and Canadian producers and marketers, including Enron Capital & Trade Resources Corp., and ten local distribution companies. Since 1988, Northern Border has been transporting volumes at or near its maximum capacity. Based upon existing contracts and capacity, 100% of Northern Border's firm capacity (approximately 1.7 Bcf of natural gas per day) is contractually committed through October 2001. At the present time, 6% of the firm capacity (based on annual cost of service obligations) is contracted by interstate pipelines. The remaining firm capacity is contracted to producers, marketers and local distribution companies. Enron Capital & Trade Resources Corp., along with marketing affiliates of the other general partners in Northern Border, hold approximately 9% of the contracted capacity. Northern Border competes with two other interstate pipeline systems that transport gas from Canada to the Midwest.

     Northern Border is currently pursuing opportunities to increase its capacity. Northern Border has filed applications with the FERC for a proposed project to extend and expand its existing system by installing approximately
(a) 224 miles of 36-inch pipeline from Northern Border's current terminus near Harper, Iowa, to a point near Manhattan, Illinois (Chicago area); (b) 19 miles of 30-inch pipeline from the end of the proposed 36-inch pipeline extension to two points of interconnection with the facilities of the Peoples Gas Light and Coke Company (Chicago area); (c) 147 miles of 36-inch pipeline loop; (d) a total of 303,500 horsepower of compression at twelve compressor stations; and (e) nine meter stations and one meter station upgrade. The estimated cost of the facilities proposed to be constructed is approximately $837 million. New receipts into the Northern Border pipeline system are proposed to be 700 MMcf per day, and 648 MMcf per day is proposed to be transported through the pipeline extension. Subject to regulatory approvals, the project is expected to be ready for service in November 1998.

Construction, Operation and Management of Power and Pipeline
Facilities

     Enron's subsidiary companies are involved in the independent power and natural gas pipeline industries. In the independent power industry, Enron is involved both as an operator of and as an equity partner in independent (i.e., non-utility) natural gas-fired power plants, some of which use combined cycle and cogeneration technology to generate electricity and steam. In addition, Enron subsidiaries have developed diesel-fired power plants for projects in developing countries, where the development, engineering design and construction are done on an accelerated basis in order to address severe power shortages in such countries. Enron Ventures Corp. ("EVC"), a wholly owned subsidiary, provides power plant and natural gas pipeline engineering expertise, construction management, technical support and consulting services to pipelines and power plants worldwide. EVC also has engineering and construction or construction management projects underway in India, Turkey, the United Kingdom, Italy, Argentina and Russia, and is negotiating contracts for proposed projects in Puerto Rico, Guam, Poland, Vietnam, Croatia, East Java and Russia. It also offers services for third party construction services, operation and maintenance. (See "International Operations and Development" for a general description of Enron's international power and pipeline businesses). EVC is also engaged in the management of Enron's investments in its "clean fuels" businesses which consist of the production and marketing of methanol and methyl tertiary butyl ether
(MTBE).

Crude Oil Transportation Services

     EVC also manages Enron's investment in the crude oil transportation and trading business. EOTT Energy Partners, L.P. ("EOTT"), a Delaware limited partnership formed in March 1994, owns and operates the former businesses and assets of EOTT Energy Corp. EOTT is an independent gatherer and marketer of crude oil, and EOTT Energy Corp. (a wholly owned subsidiary of Enron) serves as the general partner of EOTT. Enron owns an approximately 49% interest in EOTT. EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products, and related activities.

     Through its North American crude oil gathering and marketing operations, EOTT purchases crude oil produced from approximately 25,000 leases in 17 states. In addition, EOTT is a purchaser of lease crude oil in Canada. Within the United States, EOTT transports most of the lease crude oil it purchases by means of a fleet of more than 309 owned or leased trucks, and by pipeline, including approximately 1,727 miles of intrastate and interstate pipeline and gathering systems owned by EOTT and common carrier pipeline systems owned by third parties. In addition, EOTT provides transportation and trading services for third party purchasers of crude oil. These pipeline systems and trucking operations cover 17 states. EOTT also purchases crude oil from integrated and independent producers in the United States and Canada. EOTT markets the crude oil to major integrated oil companies and independent refiners throughout the United States and Canada. In its North American crude oil gathering and marketing operations, EOTT purchased approximately 303,000 barrels per day of lease crude oil during 1996. In its various businesses, EOTT is in competition with major oil companies and a number of smaller entities. The crude oil gathering and marketing business is characterized by narrow, volatile margins and intense competition for supplies of lease crude oil. Competitive factors include price, quality of service, transportation facilities, and knowledge of products and markets.

Sale of Liquids Assets

     In addition to the sale of the stock of Enron Liquids Pipeline Company mentioned previously, during the first quarter of 1997 Enron also completed the sale of the stock of Enron Louisiana Energy Company, a natural gas processor and natural gas liquids producer and fractionator, which owns or holds majority interests in five processing plants, two liquids pipelines and a salt dome storage facility in Louisiana. Enron also completed the sale of its wholesale propane business. The sale of these non-strategic North American assets is consistent with Enron's previously announced strategy of focusing on core businesses and is not material to Enron's operations.

                DOMESTIC GAS AND POWER SERVICES

     The domestic gas and power activities are conducted primarily by Enron Capital & Trade Resources Corp. and affiliated companies ("ECT"). ECT includes the marketing, purchasing and financing of natural gas, natural gas liquids ("NGL"), crude oil, electricity and other energy commodities and the management of the portfolio of commitments arising from these activities.

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

     Cash and Physical. The cash and physical operations include the day-to-day purchase, sale, marketing and transportation of physical natural gas, liquids, electricity and other commodities under contracts of one year or less and the management of ECT's contract portfolios. ECT's cash and physical business is augmented by its ownership of or access to physical assets consisting of intrastate pipelines, numerous storage facilities, liquids assets and ownership interests in domestic power generation facilities.

     The day-to-day buying, selling and transporting of commodities is facilitated by using the New York Mercantile Exchange. This allows ECT to manage its portfolio of contracts and to benefit from the relationship between the financial and physical prices for natural gas. Total physical and notional volumes for 1996 averaged 44.8 Tbtu of natural gas equivalents per day compared to 41.2 Tbtu of natural gas equivalents per day in 1995. Included in these amounts are physical volumes of approximately 9.6 Tbtu of natural gas equivalents per day in 1996 and 8.2 Tbtu of natural gas equivalents per day in 1995.

     The intrastate pipelines included in ECT are Houston Pipe Line Company ("HPL") and Louisiana Resources Company. HPL owns an approximately 5,300-mile pipeline in Texas which interconnects with Northern, Transwestern, FGT and numerous other interstate and intrastate pipelines. HPL's intrastate natural gas sales, transportation and storage services are subject to seasonal variation because many of its customers have weather-sensitive gas requirements. The Railroad Commission of Texas has jurisdiction over intrastate gas pipeline rates, operations and transactions in Texas. See "Regulation--Natural Gas Rates and Regulations." Louisiana Resources Company is a 540-mile intrastate pipeline which spans the state of Louisiana and serves the industrial complex along the Mississippi River from Baton Rouge to New Orleans. The pipeline interconnects with the Henry Hub and has numerous interconnections with both interstate and intrastate pipelines.

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

     ECT's electric power business consists of various activities associated with the North American power market, such as providing natural gas contract services to electric utilities; managing, acquiring, developing and promoting power-related assets and joint ventures; and marketing and supplying electricity. ECT marketed 60.1 million megawatt hours and 7.8 million megawatt hours of electricity during 1996 and 1995, respectively. ECT also markets natural gas to the electric power generation industry, offering firm contract commitments with both fixed-price and other innovative pricing terms (such contracts of greater than one year are included in ECT's risk management operations). ECT will continue marketing natural gas to independent power projects as well as electric utilities converting to natural gas in response to the Clean Air Act of 1990.

     Risk Management. The risk management activities consist of long-term energy commodity contracts (transactions greater than one year) and restructuring of existing long-term contracts. ECT provides risk management products and services that hedge movements in price and location-based price differentials. ECT's risk management services are designed to provide stability in markets impacted by high price volatility. ECT applies these concepts for a diverse group of customers in structuring a portfolio of products such as swap, option, and hybrid products; long-term, fixed price contracts; innovative pricing structures such as commodity prices tied to alternative fuels and energy supply prices indexed to output; and utility, local distribution company, and independent power producer contract restructuring alternatives. ECT originates new contracts for customers in the energy industry and evaluates and restructures its existing contracts on an on-going basis to develop additional products and services to meet its customers' changing needs. ECT's fixed price contract originations were 3,671 Tbtu of natural gas equivalents in 1996, and 5,952 Tbtu of natural gas equivalents in 1995. The risk management activities also include the origination of liquids contracts associated with new product offerings.
The risk management group also purchases and sells electrical energy to and from a variety of power generators and wholesalers including investor-owned utilities, rural electric cooperatives and municipal utilities.

     Finance. ECT's financing and funding activities support independent exploration and production companies and other energy-related businesses seeking equity financing. ECT's finance operations provide a variety of capital products including volumetric production payments, loans and equity investments. These products are offered by ECT directly or through ECT ventures such as Joint Energy Development Investments Limited Partnership, a limited partnership 50% owned by Enron which was formed to acquire and own energy investments. Financings arranged and production payments purchased totalled $755 million and $382 million in 1996 and 1995, respectively. In addition to capital, ECT provides marketing and risk management capabilities to help customers capitalize on growth opportunities while maximizing the value of their current assets. In 1997, ECT expects to continue to expand its products and services in its role as a full-service provider of various types of capital, including leveraging existing assets, restructuring existing debt, building equity partnerships, and arranging producer funding through volumetric production payments.

     Enron Energy Services. ECT recently established Enron Energy Services ("EES") to pursue the significant growth opportunities in anticipation of a fully competitive retail natural gas and electricity market. As states begin to deregulate their natural gas and electricity markets, and as these markets continue to converge, EES's goal is to provide end-users with a broad range of energy choices at more competitive prices. EES has participated in selected natural gas and electric retail marketing pilot programs, including a state-wide electricity pilot in New Hampshire, where individual customers are free to select the power provider of their choice. EES will continue to participate in such programs.

            INTERNATIONAL OPERATIONS AND DEVELOPMENT

     Enron's international operations and development activities are conducted by Enron International Inc. ("EI"), and principally involve the development, acquisition, financing, promotion, and operation of natural gas and power projects in emerging markets and the marketing of natural gas liquids and other liquid fuels. Enron has expanded its traditional international asset and infrastructure development business by also offering merchant, finance and risk management products and services to third parties in emerging markets. In addition, ECT has established commercial marketing offices in London, Buenos Aires, Norway and Singapore to offer the same type of physical commodity products, financial services and risk management services currently available through ECT in North America. Development projects are focused on power plants, gas processing and terminaling facilities, and gas pipelines, while marketing activities center on fuels used by or transported through such facilities. The objective of EI is to develop, finance, own and operate integrated energy projects worldwide through the utilization of Enron's extensive portfolio of products and services.

     Enron's international activities include management of direct and indirect ownership interests in and/or operation of power plants in England, Germany, Guatemala, the Philippines, China and the Dominican Republic; pipeline systems in southern Argentina and Colombia; retail gas and propane sales in the Caribbean basin; processing of natural gas liquids at Teesside, England; and marketing of natural gas liquids and other liquid fuels worldwide.

     At December 31, 1996, Enron had an approximately 28% ownership interest in an independent power facility with a capacity of approximately 1,875 megawatts near Teesside in northeast England. The gas-fired combined cycle project was developed, constructed and is operated by Enron subsidiaries. The remaining ownership interest is held by four of the twelve regional electric companies operating in England and Wales. The Teesside plant has the capacity to supply approximately 4% of all the electricity consumed in the U.K., and 1,725 megawatts of this capacity is committed under long-term contracts. In addition to the Teesside power plant, Enron also operates an adjacent 300 MMcf per day gas liquids processing facility.

     Enron and the second largest regional utility company in Germany jointly own an approximately 125 megawatt gas-fired plant in Bitterfeld, Germany. The Bitterfeld project provides Enron with a presence in Germany as well as access to a site for possible expansion.

     Enron Global Power & Pipelines L.L.C.  In November
1994, Enron Global Power & Pipelines L.L.C., a Delaware limited liability company ("EPP"), was formed by Enron to acquire, own and manage operating power plants and natural gas pipelines around the world. EPP's assets consist of interests in two power plants in the Philippines, power plants in Guatemala and the Dominican Republic, and natural gas pipeline systems in Argentina and Colombia (see below).
Enron owns approximately 52% of EPP.

     In order to provide EPP with a long-term source of project acquisition opportunities, Enron and EPP have entered into a Purchase Right Agreement pursuant to which Enron has agreed to offer to sell to EPP, at prices lower than those that Enron may make available to third parties, all of Enron's ownership interests in power plants and natural gas pipeline projects developed or acquired by Enron outside the United States, Canada and Western Europe, but only those projects that commence commercial operations prior to the year 2005, subject to certain exceptions. In addition to evaluating projects under the Purchase Right Agreement, EPP seeks opportunities to purchase power plants, pipelines and related assets from parties other than Enron.

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

     In June 1996, EPP acquired from Enron a 50% interest in a 185-megawatt barge-mounted combined cycle power plant at Puerto Plata on the north coast of the Dominican Republic. The plant began operation in January 1996. Power is sold pursuant to a 19-year power purchase agreement with the Dominican Republic government utility.

     As part of the privatization of Argentina's state-owned industries, in 1992 Enron acquired an indirect interest in Transportadora de Gas del Sur ("TGS"), the formerly state-owned natural gas pipeline in southern Argentina. In November 1994, Enron sold its net 17.5% interest to EPP.
The 4,104-mile pipeline system has a capacity of approximately 1.9 Bcf per day and serves four distribution companies under long-term firm transportation contracts. In 1996, EPP increased its interest in TGS to approximately 23%. In addition, Enron purchased an approximate 11.6% interest in TGS during 1996.

     In May 1996, EPP acquired from Enron a 49% interest in an approximately 357-mile natural gas pipeline which runs from the northern coast of Colombia to the central region of the country. Ecopetrol, the state-owned oil company of Colombia, is the sole customer for the transportation services and has a 15-year contractual commitment to pay for all of the initial capacity.

     Enron International Inc.

     Enron International Inc. is involved in power and pipeline projects in varying stages of development, financing or construction in India, Turkey, Italy, Puerto Rico, Bolivia, Brazil, Indonesia, Guam, Vietnam, Mozambique and elsewhere. The following is a brief description of Enron's power and natural gas pipeline projects which are in varying stages of development, financing or construction, thus the information set forth below is subject to change.
In addition, these projects are, to varying degrees, subject to all the risks associated with project development, construction and financing in foreign countries, including without limitation, the receipt of permits and consents, the availability of project financing on acceptable terms, expropriation of assets, renegotiation of contracts with foreign governments and political instability, as well as changes in laws and policies governing operations of foreign-based businesses generally. Other than as noted below, there can be no assurances that these projects will commence commercial operations.

     India. In connection with a Power Purchase Agreement between Dabhol Power Company, Enron's 80%-owned subsidiary, and the Maharashtra State Electricity Board (the "MSEB"), Dabhol Power Company began developing Phase I of an electricity generating power plant south of Bombay, State of Maharashtra, India. In August 1995, after construction had begun, a new coalition government in the State of Maharashtra announced the State government's intention to terminate the project, and construction ceased on August 8, 1995. In response to these actions, Dabhol Power Company initiated arbitration proceedings in London against the State government for the actions it had taken to terminate the project, seeking to recover all of its construction and other expenses in addition to lost profits. After the arbitration proceedings had begun, Dabhol Power Company began renegotiating the Power Purchase Agreement with the MSEB and the Maharashtra State government. Such renegotiations, which have been successfully completed, have resulted in a restructured transaction (that includes both Phase I and Phase II and that increases the planned capacity of the facility) on terms that are acceptable to Enron. All approvals for the restructured transaction have been received and, in December 1996, construction resumed on the project and Dabhol Power Company terminated the arbitration proceedings. The power plant will have an initial capacity of 740-megawatts (or 826 megawatts gross) (Phase I), with potential expansion up to 2,184-megawatts (or 2,450 megawatts gross). Phase I is expected to begin commercial operations in late December 1998. The project will provide electricity for the growing Maharashtra State economy.

     China. In January 1996, Enron completed construction of a 154-megawatt diesel combined cycle power plant on Hainan Island, an economic free trade zone off the southeastern coast of China. The independent power project is the first such project developed by a U.S. company in China. An Enron affiliate is operator and fuel manager. In March 1996, Enron sold a 50% interest in the facility to Singapore Power Pte. Ltd., the electricity and gas supplier in Singapore. A 12-year power purchase agreement was signed with Hainan Electric Power Company in September 1994.

     Italy. Enron has a 45% interest in a 551-megawatt combined-cycle oil gasification power plant to be located on the island of Sardinia, Italy. The plant will employ technology to gasify low-quality residual fuel. Enron will provide technical services to the plant. A 20-year power purchase agreement has been signed with the government utility. Financing was completed and construction began in December 1996, with commercial operation anticipated in early 2000.

     Turkey. Enron has a 50% interest in a 478-megawatt gas-fired power plant to be located at Marmara, Turkey, near Istanbul. Enron will be operator and turnkey contractor of the plant. A 20-year power purchase agreement has been signed with the state power utility, and construction began in September 1996, with commercial operation expected in 1999.

     Puerto Rico. Enron has a 50% interest in a 507-megawatt combined cycle power plant, including a liquefied natural gas terminal and desalination facility, to be built in Penuelas, Puerto Rico. Enron will be the turnkey contractor and operator of the project, construction of which is expected to commence in 1997, with commercial operation anticipated in 1999.

     Bolivia/Brazil. As a partner with the national gas company of Bolivia, Enron is developing, along with Petrobras, the national oil and gas company of Brazil, and others, a pipeline from Bolivia to Brazil. The pipeline project includes an approximately 1,875-mile natural gas pipeline from Santa Cruz, Bolivia to Porto Alegre, Brazil. Enron is also negotiating the development of certain power projects with Sao Paulo utilities. Enron will own 29.75% of the Bolivia segment of the pipeline and 7% of the Brazilian segment of the pipeline. Commercial operation of the pipeline is expected in 1999.

     East Java, Indonesia. Enron has a 50% interest in a 500-megawatt gas-fired combined-cycle power plant to be located near Jakarta, Indonesia. A 20-year power purchase agreement has been signed with PLN, the government operated utility. Enron will be the turnkey contractor and plant operator. Financing arrangements are expected to be completed in late 1997, with commercial operation anticipated in 1999.

     Guam. Enron has a 50% interest in an 85-megawatt baseload diesel power plant to be located in Piti, Guam. A 20-year power purchase agreement has been signed with the Guam Power Authority, an agency of the Guam government. The project is under a fast track schedule to meet critical power needs, with construction expected to begin in July 1997, and operations targeted for year-end 1998.

     In addition to the projects referenced above, EI is involved in projects in varying stages of development in Vietnam, Poland, Croatia, Mozambique, Qatar, China, and
Honduras, and is pursuing projects elsewhere.

     Caribbean Basin. Enron's operations in the Caribbean area are conducted through Enron Americas, Inc. and its subsidiary companies. Enron Americas' subsidiary Industrias Ventane ("Ventane"), organized in 1953, operates the leading natural gas liquids transportation and distribution business in Venezuela. In Venezuela, Enron Americas is also engaged in the manufacture and distribution of appliances in a joint venture with General Electric and local investors. Enron Americas has a gas pipeline operation in Puerto Rico, and liquid fuels businesses in both Puerto Rico and Jamaica.

     Liquids Marketing. Enron's international liquids marketing business is consolidated with the corresponding domestic activities to take advantage of techniques to enhance profitability and manage risks that have proven effective for Enron in the U.S. International liquids marketing volumes increased from 779 million gallons in 1995 to 1,102 million gallons in 1996.

                   EXPLORATION AND PRODUCTION

     Enron's natural gas and crude oil exploration and production operations are conducted by its subsidiary, Enron
Oil & Gas Company ("EOG"). Enron currently owns approximately 53% of the outstanding common stock of EOG.

     EOG is an independent (non-integrated) oil and gas company engaged in the exploration for, and development, production and marketing of, natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad, India and, to a lesser extent, selected other international areas. At December 31, 1996, EOG had estimated net proved natural gas reserves of 3,675 Bcf, including 1,180 Bcf of proved undeveloped methane reserves in the deep Paleozoic formations of the Big Piney area of Wyoming, and estimated net proved crude oil, condensate and natural gas liquids reserves of 55 million barrels, and at such date, approximately 74% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 9% in Canada, 10% in Trinidad and 7% in India.

     EOG's eight principal U.S. producing areas are the Big Piney area in Wyoming, the South Texas area, the East Texas area, the offshore Gulf of Mexico area, the Canyon/Strawn Trend area located in West Texas, the Sand Tank area and the Pitchfork Ranch area in New Mexico, and the Vernal area in Utah. Properties in these areas comprised approximately 79% of EOG's U.S. reserves (on a natural gas equivalent basis) and 81% of EOG's U.S. net natural gas deliverability as of December 31, 1996 and are substantially all operated by EOG. EOG's other U.S. natural gas and crude oil producing properties are located primarily in other areas of Texas, Utah, New Mexico, Oklahoma, Mississippi, California and Kansas.

     At December 31, 1996, 94% of EOG's proved United States reserves, including the reserves in the Big Piney deep Paleozoic formations (on a natural gas equivalent basis), was natural gas and 6% was crude oil, condensate and natural gas liquids. A substantial portion of EOG's United States natural gas reserves is in long-lived fields with well-established production histories. EOG believes that opportunities exist to increase production in many of these fields through continued infill and other development drilling.

     EOG is also engaged in the exploration for and the development, production and marketing of natural gas and crude oil and the operation of natural gas processing plants in western Canada, principally in the provinces of Alberta, Saskatchewan, and Manitoba. EOG conducts its Canadian operations from offices in Calgary. Canadian natural gas deliverability net to EOG at December 31, 1996 was approximately 102 MMcf per day, and EOG held approximately 321,000 net undeveloped acres in Canada.

     EOG also has producing operations offshore Trinidad and India. In early 1996, EOG was awarded by the government of Venezuela the rights to pursue exploration, exploitation and development of reserves in the Gulf of Paria East Block offshore the eastern State of Soucre. EOG is conducting exploration in selected other international areas. Properties offshore Trinidad and India comprised 100% of EOG's proved reserves and production outside of North America at year end 1996.

     In November 1992, EOG was awarded a 95% working interest concession in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields, previously held by three government-owned energy companies. The Kiskadee field has been developed, the Ibis field is under development and the Oil Bird field is anticipated to be developed over the next three to five years. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport the production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 1996, deliveries net to EOG averaged 124 MMcf per day of natural gas and 5.2 thousand barrels ("MBbl") per day of crude oil and condensate. At December 31, 1996, natural gas deliverability net to EOG was approximately 182 MMcf per day, and EOG held approximately 168,000 net undeveloped acres in Trinidad.

     In 1995, EOG was awarded the right to develop the modified U(a) block adjacent to the SECC Block, and a production sharing contract with the Government of Trinidad and Tobago was signed in 1996. A 3-D seismic data gathering project is currently underway, and initial drilling may occur later in 1997 or early 1998.

     In December 1994, EOG signed agreements covering profit sharing, joint operations and product sales and representing a 30% working interest in, and was designated operator of, the Tapti, Panna and Mukta Blocks located offshore Bombay, India. The blocks were previously operated by the Indian national oil company, Oil & Natural Gas Corporation Limited, which retained a 40% working interest. The 363,000 acre Tapti Block contains two major proved gas accumulations delineated by 22 expendable exploration wells that have been plugged. EOG has initiated a development plan for the Tapti Block accumulations. The 106,000 acre Panna Block and the 192,000 acre Mukta Block are partially developed with 24 wells producing from five production platforms located in the Panna and Mukta fields. The fields were producing approximately 3.3 MBbl per day of crude oil net to EOG as of December 31, 1996; currently, all associated gas is flared. EOG intends to continue development of the accumulations and to expand processing capacity to allow crude oil production at full deliverability as well as to permit natural gas sales.

     EOG was awarded exploration, exploitation and development rights for a block offshore the eastern State of Soucre, Venezuela in early 1996. EOG holds an initial 90% working interest in the joint venture. A 3-D seismic data gathering project is currently underway and drilling is anticipated to begin in 1998.

     EOG continues to evaluate other selected conventional natural gas and crude oil opportunities outside North America. EOG is pursuing other opportunities in countries where natural gas and crude oil reserves have been identified, particularly where synergies in natural gas transportation, processing and power cogeneration can be optimized with other Enron Corp. affiliated companies. In early 1995, EOG, an Enron affiliate and the Qatar General Petroleum Corporation signed a nonbinding letter of intent concerning the possible development of a liquefied natural gas project for natural gas to be produced from a block within the North Dome Field. EOG and the Enron affiliate may jointly hold up to a 35% equity interest in the project. In June 1996, EOG signed a cooperative agreement with the Chinese National Petroleum Corporation ("CNPC") to evaluate the potential for increasing production of crude oil in the Sichuan Basin of the People's Republic of China. If successful, the project could culminate in a joint development agreement with CNPC covering the Chuanzhong Block. EOG has also entered into a Memorandum of Understanding with Uzbekneftigaz covering the pursuit of marketing opportunities for proven hydrocarbon reserves in eleven fields in the Surhandarya and Bukhara regions of Uzbekistan as well as the field's joint venture development. EOG is also participating in discussions concerning the potential for conventional oil and gas development opportunities in Mozambique and Algeria, as well as other opportunities in Trinidad, India and Venezuela.

     EOG continues evaluation and assessment of its international opportunity portfolio in the coalbed methane recovery arena, including projects in South Wales in the United Kingdom, the Lorraine Basin in France, Galilee Basin in Australia and the San Jiao area and Hedong Basin in China.

     EOG actively competes for reserve acquisitions and exploration leases, licenses and concessions, frequently against companies with substantially larger financial and other resources. To the extent EOG's exploration budget is lower than that of certain of its competitors, EOG may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. Competitive factors include price, contract terms and quality of service, including pipeline connection times and distribution efficiencies. In addition, EOG faces competition from other producers and suppliers, including competition from other world-wide energy supplies, such as natural gas from Canada.

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

     The following table sets forth certain information regarding EOG's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe" - natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil and condensate or natural gas liquids) delivered during each of the three years in the period ended December
31, 1996:

                                  Year Ended December 31,
                                  1996      1995       1994

Volumes (per day)
     Natural Gas (MMcf)
       United States(1)              608       560       614
       Canada                         98        76        72
       Trinidad                      124       107        63
          Total                      830       743       749

     Crude Oil and Condensate (MBbl)
       United States                 9.2       9.1       8.0
       Canada                        2.4       2.4       2.0
       Trinidad                      5.2       5.1       2.5
       India                         2.8       2.5        .1
          Total                     19.6      19.1      12.6

     Natural Gas Liquids (MBbl)
       United States                 1.3       1.0        .3
       Canada                        1.2        .4        .4
          Total                      2.5       1.4        .7

Average Prices
     Natural Gas ($/Mcf)
       United States(2)           $ 2.04    $ 1.39      1.71
       Canada                       1.15       .97      1.42
       Trinidad                     1.00       .97       .93
          Composite                 1.78      1.29      1.62

     Crude Oil and Condensate
          ($/Bbl)
       United States              $21.88    $17.32    $16.06
       Canada                      18.01     16.22     14.05
       Trinidad                    19.76     16.07     15.50
       India                       20.17     16.81     15.70
          Composite                20.60     16.78     15.62

     Natural Gas Liquids ($/Bbl)
       United States              $14.67    $11.88    $12.45
       Canada                       9.14      9.74      8.45
          Composite                11.99     11.31      9.90

Lease and Well Expenses ($/Mcfe)
       United States              $  .19    $  .19    $  .19
       Canada                        .34       .35       .34
       Trinidad                      .16       .15       .17
       India                         .99      1.25(3)    .13(3)
          Composite                  .22       .22       .20
___________________

(1) Includes an annual average of 48 MMcf per day in 1996, 1995 and 1994 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes an average equivalent wellhead value of $1.17 per Mcf in 1996, $.80 per Mcf in 1995 and $1.27 per Mcf in 1994 for the volumes described in note (1), net of transportation costs.
(3) Based on expense estimates for nine days of production for 1994. Expenses for 1995 include certain non-recurring startup costs.


     The following table sets forth certain information regarding EOG's volumes of natural gas delivered under other marketing and volumetric production payment arrangements, and resulting average per unit gross revenue and per unit amortization of deferred revenues along with associated costs during each of the three years in the period ended December 31, 1996.

                                    Year Ended December 31,
                                   1996      1995      1994


Volumes (MMcf per day)(1)            285       264       324
Average Gross Revenue ($/Mcf)(2)  $ 2.24    $ 1.88    $ 2.38
Associated Costs ($/Mcf)(3)(4)      2.07      1.51      2.06
Margin ($/Mcf)                    $  .17    $  .37    $  .32

___________________

(1) Includes an annual average of 48 MMcf per day in 1996, 1995 and 1994 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes per unit deferred revenue amortization for the volumes detailed in note (1) at an equivalent of $2.46 per Mcf ($2.36 per million British thermal units) in 1996, 1995 and 1994.
(3) Includes an average value of $2.12 per Mcf in 1996, $1.57 per Mcf in 1995 and $1.92 per Mcf in 1994 for the volumes detailed in note (1) including average wellhead value and any transportation costs and exchange differentials.
(4)  Including transportation and exchange differentials.

                           REGULATION

General

     Enron's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC under the Natural Gas Act ("NGA") with respect to rates, accounts and records, the addition of facilities, the extension of services in some cases, the abandonment of services and facilities, the curtailment of gas deliveries and other matters. Enron's intrastate pipeline companies are subject to state and some federal regulation. Enron's importation of natural gas from Canada is subject to approval by the Office of Fossil Energy of the Department of Energy ("DOE"). Certain activities of Enron are subject to the Natural Gas Policy Act of 1978 ("NGPA"). Enron's pipelines which carry natural gas liquids and refined petroleum products are subject to the regulatory jurisdiction of the FERC under the Interstate Commerce Act as to rates and conditions of service.

     Enron's power marketing company is subject to the FERC's regulatory jurisdiction under the Federal Power Act ("FPA") with respect to rates, terms and conditions of service and certain reporting requirements. Certain of the power marketing company's exports of electricity are subject to approval by the DOE. Enron's affiliates involved in cogeneration and independent power production are subject to regulation by the FERC under the Public Utility Regulatory Policies Act ("PURPA") and the FPA with respect to rates, the procurement and provision of certain services and operating standards.

     The regulatory structure that has historically applied to the gas and electric industry is in transition. Legislative and regulatory initiatives, at both federal and state levels, are designed to supplement regulation with increasing competition. Legislation to restructure the electric industry is under active consideration on both the federal and state levels. Proposed federal legislation would make the electric industry more competitive by providing retail electric customers with the right to choose their power suppliers. Modifications to PURPA and the Public Utility Holding Company Act of 1935 ("PUHCA") have also been proposed. In addition, new technology and interest in self-generation and cogeneration have provided opportunities for alternative sources and supplies of energy. Retention of existing customers and potential growth of Enron's customer base will depend, in part, upon the ability of Enron to respond to new customer expectations and changing economic and regulatory conditions.

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

     Since 1985, the FERC has made natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. These efforts have significantly altered the marketing and pricing of natural gas. The FERC's Order No. 636, issued in April 1992, mandated a fundamental restructuring of interstate pipeline sales and transportation services. Order No. 636 required interstate natural gas pipelines to "unbundle" or segregate the sales, transportation, storage, and other components of their existing sales service, and to separately state the rates for each unbundled service. Order No. 636 also required interstate pipelines to assign capacity rights they have on upstream pipelines to such pipelines' former sales customers and provides for the recovery by interstate pipelines of costs associated with the transition from providing bundled sales services to providing unbundled transportation and storage services. The purpose of Order No. 636 is to further enhance competition in the natural gas industry by assuring the comparability of pipeline sales service and services offered by a pipelines' competitors. A key effect of Order No. 636 and its progeny has been to substantially eliminate merchant sales by pipelines like Northern, Transwestern and FGT. Numerous parties filed petitions for court review of FERC's Order No. 636 series, as well as orders in individual pipeline restructuring proceedings. Various aspects of Order No. 636 were challenged, including alleged shifts of costs between pipeline customer groups and the continuing reliability of unbundled services. There have been two subsequent orders on rehearing of Order No. 636 (Order Nos. 636-A and 636-B) and one subsequent order on remand from the D.C. Circuit Court of Appeals (Order No. 636-C) in which the FERC modified the original order in response to these and other concerns. Since the D.C. Circuit Court opinion has been appealed and further judicial review of FERC's new orders may result in such orders being reversed in whole or in part, it is not possible to predict with precision the ultimate effect of FERC's Order No. 636 series.

     The series of 636 orders mandate a rate design, known as straight fixed variable, which is designed to allow pipelines to recover substantially all fixed costs, a return on equity and income taxes in the capacity reservation component of their rates. Northern, Transwestern and FGT have implemented the service restructuring required by such orders by unbundling their sales service, offering a limited market based merchant service and establishing a straight fixed variable rate design to recover all fixed costs, including return on equity, in the demand component of their rates. The FERC has indicated that Northern, Transwestern and FGT will be authorized to recover all prudently incurred costs associated with a reduced merchant role resulting from the implementation of such orders.

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

     Regulatory issues and rates on Enron's regulated pipelines are subject to final determination by the FERC.
Enron's regulated pipelines currently apply accounting standards that recognize the economic effects of regulation and, accordingly, have recorded regulatory assets and liabilities related to their operations. Enron evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. Net regulatory assets at December 31, 1996 are approximately $312 million, which include transition costs incurred related to FERC
Order No. 636 of approximately $86 million. The regulatory assets related to the FERC Order No. 636 transition costs are scheduled to be primarily recovered from customers by the end of 1998, while the remaining assets are expected to be recovered over varying time periods.

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

     The rates at which natural gas is sold in Texas to gas utilities serving customers within an incorporated area are subject to the original jurisdiction of the Railroad Commission of Texas. The rates set by city councils or commissions for gas sold within their jurisdiction may be appealed to the Railroad Commission. Regulation of intrastate gas sales and transportation by the Railroad Commission is governed by certain provisions of the Texas Gas Utility Regulatory Act of 1983. The Railroad Commission also regulates production activities and to some degree the operation of affiliated special marketing programs.

Electric Industry Regulation

     Historically, the electric industry has been subject to comprehensive regulation at the federal and state levels. The FERC regulated sales of electric power at wholesale and the transmission of electric energy in interstate commerce pursuant to the FPA. The FERC subjected public utilities under the FPA to rate and tariff regulation, accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities. States or local authorities have historically regulated the distribution and retail sale of electricity, as well as the construction of generating facilities.

     Enacted in 1978, PURPA created opportunities for independent power producers, including cogenerators. If a generating project obtained the status of a "Qualifying Facility," it was exempted by PURPA from most provisions of the FPA and certain state laws relating to securities, rate and financial regulation. PURPA also required electric utilities (i) to purchase electricity generated by Qualifying Facilities at a price based on the utility's avoided cost of purchasing electricity or generating electricity itself, and (ii) to sell supplementary, back-up, maintenance and interruptible power to Qualifying Facilities on a just and reasonable and non-discriminatory basis.

     PUHCA subjects certain entities that directly or indirectly own, control or hold the power to vote 10% of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a public utility company to registration requirements of the Securities and Exchange Commission ("SEC") and regulation under PUHCA, unless the entity is eligible for an exemption or has been granted an SEC order declaring the entity not to be a holding company. Affiliates, or direct or indirect holders of 5% of the voting securities of such companies, are also subject to regulation under PUHCA unless so eligible for an exemption or SEC order. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. A public utility company which is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including SEC approval of its financing transactions.

     The Energy Policy Act of 1992 ("EP Act") exempted from some traditional federal utility regulation generators selling power at wholesale in an effort to enhance competition in the wholesale generation market. The EP Act also authorized FERC to require utilities to transport and deliver or "wheel" energy for the supply of bulk power to wholesale customers.

     Recent FERC regulatory initiatives are changing the electric power industry. In April 1996, FERC paved the way for the transition to more competitive electric markets by issuing its Order Nos. 888 and 889. Order No. 888 required utilities to provide third parties wholesale open access to transmission facilities on terms comparable to those that apply when utilities use their own systems. Utilities were required by the order to file open access tariffs in July 1996. Power pools, which are associations of interconnected electric transmission and distribution systems that have an agreement for integrated and coordinated operations, were directed to file their open access tariffs by the end of 1996. These tariffs enable eligible parties to obtain wholesale transmission service over utilities' transmission systems. In Order No. 888, FERC stated its intention to permit utilities to recover legitimate, verifiable and prudently incurred costs that are rendered uneconomic or "stranded" as a result of customers taking advantage of wholesale open access to meet their power needs from others. In Order No. 889 FERC required utilities owning transmission facilities to adopt procedures for an open access same-time information system ("OASIS") that will make available, on a real-time basis, pertinent information concerning each transmission utility's services. The order also promulgated standards of conduct to ensure that utilities separate their transmission functions from their wholesale power merchant functions and to prevent the misuse of commercially valuable information. In March 1997 FERC issued its orders on rehearing of Order Nos. 888 and 889. In these orders FERC upheld the basic open access and OASIS regulatory framework established in Order Nos. 888 and 889, while making certain modifications to its open access and stranded cost recovery rules. Transmitting utilities are required to submit revised tariffs to FERC in the summer of 1997 to reflect FERC's orders on rehearing.

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced in the Senate and the House of Representatives that would, among other things, provide retail electric customers with the right to choose their power suppliers. Modifications to PURPA and PUHCA have also been proposed.
In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity. Deregulation is expected to result in a shift from cost-based rates to market-based rates for electric energy and related services. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs, and separation of generation assets from transmission, distribution and other assets. It is unclear whether or when all power customers will obtain open access to power supplies. Decisions by regulatory agencies may have a significant impact on the future economics of the power marketing business.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties. Enron has entered into a consent decree with the EPA and other potentially responsible parties with respect to the cleanup of two Superfund sites. Enron has received requests for information from the EPA and state agencies concerning what wastes Enron may have sent to certain sites, and it has also received requests for contribution from other parties with respect to the cleanup of other sites. However, management does not believe that any costs incurred in connection with these sites (either individually or in the aggregate) will have a material impact on Enron's financial position or results of operations. (See Item 3, "Legal Proceedings").

                     OPERATING STATISTICS

   The following table presents selected statistical information for Enron's domestic gas and power services business segment as well as revenue data for all of Enron's businesses. Revenue amounts are in millions of dollars.

                                         Year Ended December 31,
                                         1996      1995      1994

ECT Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d)*
   Firm                                  6,435     5,392     4,895
   Interruptible                         2,578     2,255     2,039
   Transport Volumes                       544       580       538

     Subtotal                            9,557     8,227     7,472
   Financial Settlements (notional)     35,259    32,938    16,459
     Total                              44,816    41,165    23,931

Electricity (Thousand megawatt hours)
   Owned Production                      3,122     3,441     3,481
   Transaction Volumes Marketed         60,150     7,767     1,221

Fixed Price Contract
   Market Activity (TBtue)               3,671     5,952     6,615

Financings Arranged and Production
 Payments (Millions)                      $755      $382      $503

*Includes intercompany amounts

Revenues by Business Segment
                                         Year Ended December 31,
                                         1996      1995      1994

Transportation and Operation
   Natural Gas and Other Products
     Unaffiliated                      $    11    $   49    $   88
     Intersegment                            6         5         9
                                            17        54        97

   Transportation Services
     Unaffiliated                          682       680       740
     Intersegment                           15        21        26
                                           697       701       766

   Other Revenues
     Unaffiliated                           55        76       109
     Intersegment                           37         -         4
                                            92        76       113

   TOTAL                                   806       831       976

                                         Year Ended December 31,
                                         1996      1995      1994

Domestic Gas and Power Services
   Natural Gas and Other Products
     Unaffiliated                      $10,421    $6,290    $6,633
     Intersegment                          138        10        60
                                        10,559     6,300     6,693

   Transportation Services
     Unaffiliated                           25        12        14
     Intersegment                            2         -         1
                                            27        12        15

   Other Revenues
     Unaffiliated                        1,235       762       519
     Intersegment                           27      (113)      (48)
                                         1,262       649       471

   TOTAL                                11,848     6,961     7,179


International Operations and Development
   Natural Gas and Other Products
     Unaffiliated                          105       780       338
     Intersegment                            -         4         1
                                           105       784       339

   Other Revenues
     Unaffiliated                          108        59        54
     Intersegment                            -        40         6
                                           108        99        60

   TOTAL                                   213       883       399


Exploration and Production
   Natural Gas and Other Products
     Unaffiliated                          620       410       432
     Intersegment                          197       165       242
                                           817       575       674

   Other Revenues
     Unaffiliated                           27        71        57
     Intersegment                          (20)      113        48
                                             7       184       105

   TOTAL                                   824       759       779


Intersegment Eliminations                 (402)     (245)     (349)


Total Revenues                         $13,289    $9,189    $8,984

               CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT


    Name and Age        Present Principal Position and Other Material
                           Positions Held During Last Five Years


Kenneth L. Lay (54)     Chairman of the Board and Chief
                        Executive Officer, Enron Corp., since
                        February 1986.

Jeffrey K. Skilling (43) President and Chief Operating
                        Officer, Enron Corp., since January
                        1997.  Chief Executive Officer and
                        Managing Director of Enron Capital &
                        Trade Resources Corp. ("ECT") from June
                        1995 to December 1996. From August 1990 to June 1995, Mr. Skilling served ECT in a variety of executive managerial positions.

Rodney L. Gray (44)     President of Enron Global Power &
                        Pipelines L.L.C. from November 1995 to
                        February 1997.  Chairman and Chief
                        Executive Officer of Enron Global Power
                        & Pipelines L.L.C. since June 1995.
                        Managing Director, Enron Development
                        Corp., from August 1995 to December
                        1996.  Chairman and Chief Executive
                        Officer, Enron International Inc., from
                        June 1993 to December 1996.  Senior Vice
                        President, Finance and Treasurer, Enron
                        Corp., from October 1992 to June 1993.
                        Vice President, Finance and Treasurer,
                        Enron Corp., from 1988 to October 1992.

Stanley C. Horton (47)  Chairman and Chief Executive
                        Officer, Enron Gas Pipeline Group, since
                        January 1997.  Co-Chairman and Chief
                        Executive Officer of Enron Operations
                        Corp. from February 1996 to January
                        1997. President and Chief Operating
                        Officer of Enron Operations Corp. from
                        June 1993 to February 1996.  President
                        of Northern Natural Gas Company from
                        June 1991 to June 1993.  President of
                        Florida Gas Transmission Company from
                        1988 to May 1991.

Rebecca P. Mark (42)    Chairman and Chief Executive Officer,
                        Enron International Inc., since January
                        1997.  Chairman and Chief Executive
                        Officer of Enron Development Corp. since
                        July 1993.  Vice President and Chief
                        Development Officer of Enron Power Corp.
                        from July 1991 to July 1993.

Thomas E. White (53)    Chairman and Chief Executive Officer,
                        Enron Ventures Corp., since January
                        1997.  Co-Chairman and Chief Executive
                        Officer of Enron Operations Corp. from
                        February 1996 to January 1997. Chairman and Chief Executive Officer of Enron
                        Operations Corp. from June 1993 to
                        February 1996.  Chairman and Chief
                        Executive Officer of Enron Power Corp.
                        from July 1991 to June 1993.  Brigadier
                        General, United States Army, from 1988
                        to 1990.  Executive Assistant to
                        Chairman of the Joint Chiefs of Staff
                        from 1989 to 1990.

John A. Urquhart (68)   Vice Chairman, Enron Corp., since August
                        1991.

Edmund P. Segner,III (43) Executive Vice President and Chief
                          of Staff, Enron Corp., since October
                          1992.  Senior Vice President, Investor,
                          Public & Government Relations from
                          October 1990 to October 1992.

J. Clifford Baxter (38) Senior Vice President, Corporate
                        Development, Enron Corp., since January
                        1997.  Managing Director, ECT, 1996;
                        Vice President, Corporate Development,
                        ECT, 1995-1996; Managing Director, Koch
                        Equities, 1995; Director, Corporate
                        Development, ECT, 1992-1994.

Richard A. Causey (37)  Senior Vice President and Chief
                        Accounting and Information Officer,
                        Enron Corp., since January 1997.
                        Managing Director, ECT, from June 1996
                        to January 1997; Vice President, ECT,
                        from January 1992 to June 1996.

James V. Derrick, Jr.(52) Senior Vice President and General
                          Counsel, Enron Corp., since June 1991.
                          Partner, Vinson & Elkins from January
                          1977 until June 1991.

Andrew S. Fastow (35)   Senior Vice President, Finance, Enron
                        Corp., since January 1997.  Managing
                        Director, Retail and Treasury, ECT, from
                        May 1995 to January 1997.  Vice
                        President, ECT, from January 1993 to May
                        1995.  Account Director, ECT, from 1990
                        to 1993.

     Item 2.  PROPERTIES

     Gas Transmission and Liquid Fuels

          Enron's natural gas facilities include approximately 36,000 miles of transmission lines, 105 mainline compressor stations, 4 underground gas storage fields and 2 liquefied natural gas storage facilities. Other properties in which Enron and its affiliates have an ownership interest or lease include 10 natural gas liquids extraction plants in Texas, Louisiana, Wyoming, Kansas, Florida, New Mexico and North Dakota. A large number of railroad tank and hopper cars, truck transports and bulk vehicles are owned or leased and used for the delivery of liquids products. Enron also owns interests in pipeline and related facilities associated with its participation and investments in jointly-owned pipeline systems.

          Substantially all the transmission lines of Enron are constructed on rights-of-way granted by the apparent record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property for pipeline purposes was purchased in fee.

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

     Oil and Gas Exploration and Production Properties and
     Reserves

          Reserve Information

          For estimates of EOG's net proved reserves and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see Note 19 to the Consolidated Financial Statements.

          Estimates of proved and proved developed reserves at December 31, 1996, 1995 and 1994 were based on studies performed by EOG's engineering staff for reserves in the United States, Canada, Trinidad and India. Opinions by DeGolyer and MacNaughton, independent petroleum consultants, for the years ended December 31, 1996, 1995 and 1994 covering producing areas containing 64%, 60% and 59%, respectively, of proved reserves (excluding deep Paleozoic methane reserves) of EOG on a net-equivalent-cubic-feet-of-gas basis, indicate that the estimates of proved reserves prepared by EOG's engineering staff for the properties reviewed by DeGolyer and MacNaughton, when compared in total on a net-equivalent-cubic-feet-of-gas basis, do not differ materially from the estimates prepared by DeGolyer and MacNaughton. The deep Paleozoic methane reserves were covered by the opinion of DeGolyer and MacNaughton for the year ended December 31, 1995. Such estimates by DeGolyer and MacNaughton in the aggregate varied by not more than 5% from those prepared by EOG's engineering staff. All reports by DeGolyer and MacNaughton were developed utilizing geological and engineering data provided by EOG.

          There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note 19 to the Consolidated Financial Statements represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids, that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

          EOG's estimates of reserves filed with other federal agencies agree with the information set forth in Note 19 to the Consolidated Financial Statements.

          Producing Oil and Gas Wells

          The following table reflects EOG's ownership at December 31, 1996 in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Wyoming and various other states, Canada, Trinidad and India. "Net" is obtained by multiplying "Gross" by EOG's working interests in the properties. Gross gas and oil wells include 200 with multiple completions.


        Productive          Productive            Total
        Gas Wells           Oil Wells         Productive Wells
     Gross      Net      Gross      Net      Gross      Net

     5,021     3,427       886       516     5,907     3,943

      Acreage

      The following table summarizes EOG's developed and undeveloped acreage at December 31, 1996. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

                        Developed            Undeveloped                Total
                      Gross     Net        Gross      Net         Gross      Net


United States
 California          13,030     8,341      658,089    654,054    671,119    662,395
 Offshore
  Gulf of Mexico    310,886   147,446      463,408    356,346    774,294    503,792
  Texas             285,706   198,579      232,543    205,704    518,249    404,283
  Wyoming           154,736   111,979      302,474    235,762    457,210    347,741
  Oklahoma          176,218    94,222       68,270     58,944    244,488    153,166
  New  Mexico        72,278    35,328       82,962     48,611    155,240     83,939
  Utah               57,819    46,511       32,437     26,939     90,256     73,450
  Kansas             10,418     8,875       15,974     14,670     26,392     23,545
  Colorado            8,313     1,219       26,485     13,697     34,798     14,916
  Mississippi         1,942     1,853       12,695     12,498     14,637     14,351
  Louisiana           6,054     5,909        1,360      1,295      7,414      7,204
  Pennsylvania        1,443       962        6,749      4,538      8,192      5,500
  Other               5,385     3,352        7,719      5,741     13,104      9,093
    Total         1,104,228   664,576    1,911,165  1,638,799  3,015,393  2,303,375

Canada
  Alberta           365,797   174,932      196,936    157,639    562,733    332,571
  Saskatchewan      180,623   156,548      184,504    160,013    365,127    316,561
  Manitoba           11,371     9,622        4,213      3,333     15,584     12,955
  British Columbia      656       164           --         --        656        164
   Total Canada     558,447   341,266      385,653    320,985    944,100    662,251

Other International
  Australia              --        --    7,680,000  3,840,000  7,680,000  3,840,000
  China                  --        --    1,208,805    604,403  1,208,805    604,403
  Venezuela              --        --      268,413    241,572    268,413    241,572
  India              98,300     29,490     564,307    169,292    662,607    198,782
  Trinidad            4,200      3,990     171,459    167,716    175,659    171,706
  France                 --        --      168,032    168,032    168,032    168,032
  United Kingdom         --        --      173,600     86,000    173,600     86,000
   Total Other
    International   102,500     33,480  10,234,616  5,277,015  10,337,116 5,310,495

       Total      1,765,175  1,039,322  12,531,434  7,236,799  14,296,609 8,276,121

         Drilling and Acquisition Activities

     During each of the years ended December 31, 1996, 1995 and 1994, EOG spent approximately $599 million, $514 million and $494 million, respectively, for exploratory and development drilling and acquisition of leases and producing properties. EOG drilled, participated in the drilling of or acquired wells as set out in the table below for the periods indicated:

                                           Year Ended December 31,
                                  1996               1995             1994
                              Gross    Net       Gross    Net      Gross   Net

Development Wells Completed
   North America
     Gas                       396   325.04       334   251.06     554   430.73
     Oil                        80    57.46        69    55.16      45    34.67
     Dry                        80    68.77        61    49.21      54    43.65
          Total                556   451.27       464   355.43     653   509.05
   Outside North America
     Gas                        -        -          3     2.85       4     3.80
     Oil                         1      .30         3     2.85      -        -
     Dry                        -        -          1      .95      -        -
       Total                     1      .30         7     6.65       4     3.80
   Total Development           557   451.57       471   362.08     657   512.85
Exploratory Wells Completed
   North America
     Gas                        14    10.36         5     4.13      22    17.70
     Oil                         1      .78         8     3.61       4     3.07
     Dry                        26    19.00        21    13.28      37    30.67
        Total                   41    30.14        34    21.02      63    51.44
   Outside North America
     Gas                        -        -          6     4.90      -        -
     Oil                        -        -         -        -       -        -
     Dry                         1      .50        -        -       -        -
        Total                    1      .50         6     4.90      -        -
   Total Exploratory            42    30.64        40    25.92      63    51.44
          Total                599   482.21       511   388.00     720   564.29
Wells in Progress at
   End of Period                87    61.08        52    32.71      45    28.79
          Total                686   543.29       563   420.71     765   593.08
Wells Acquired
       Gas                     350   148.20*      277   101.70*     41    40.90*
       Oil                       5      .65         5      .46      60    38.99*
          Total                355   148.85       282   102.16     101    79.89

        * Includes acquisition of additional interests in certain wells in which EOG previously held an interest.

    All of EOG's drilling activities are conducted on a contract basis with independent drilling contractors. EOG owns no drilling equipment.

Item 3.  LEGAL PROCEEDINGS

     Enron is a party to various claims and litigation arising in the ordinary course of its business, the significant items of which are discussed below. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, although no assurances can be given, Enron believes, based on the nature of and Enron's understanding of the facts and circumstances which give rise to such actions and claims, and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a materially adverse effect on Enron's financial position or, except as discussed below, its results of operations.

   Litigation. In 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The court has certified a class action with respect to these ratability claims. The Enron Defendants have appealed the court's decision to certify a class action. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit was removed to the federal district court in Houston, Texas. Proceedings in the Houston lawsuit have been enjoined by an English court and Enron is appealing the injunction. In April 1996, TGTL, reserving its position in the Houston lawsuit, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to make available the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA was terminated. The CATS parties were to have provided transportation under the CRTA to ship gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. In a separate lawsuit filed in the English court, the CATS parties are suing TGTL and Enron (on the basis of its guarantee of TGTL's obligations under the CRTA) for allegedly failing to make quarterly "send-or-pay" payments under the CRTA. TGTL refused to make these payments for the same reasons that it terminated the CRTA: its position is that the Transportation Service (as defined in the CRTA) was not available. Termination of the CRTA may lead to termination of the "J-Block Contracts." Trial on these matters commenced in the English court on October 28, 1996. The trial concluded in early March 1997, and a decision is expected in June 1997.

   The "J-Block Contracts" are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provide for Enron to take or pay for certain quantities of gas at a fixed price (with possible escalations throughout the contract period) on an annual basis. The contract price is in excess of market prices as of February 1997, however United Kingdom natural gas prices have been volatile. The agreements provide that gas paid for, but not taken, can be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date of September 25, 1996 through September 30, 1997. In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. While not challenging these actions, the J-Block sellers have, in a proceeding commenced in English court on March 29, 1996, sought a declaration that Enron should have agreed to a "Commissioning Date" (which might trigger Enron's take-or-pay obligations) of earlier than September 25, 1996, the date set forth in the J-Block Contracts as the Commissioning Date in the absence of an agreement on an earlier date. In October 1996, an English Court of Appeal ruled that Enron was not obligated to agree on an earlier Commissioning Date, thus making the contract period ending September 30, 1997 the first year in which Enron has a potential take-or-pay obligation. This ruling is being appealed to the House of Lords by the J-Block sellers.

   Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. Unsuccessful settlement discussions, adverse litigation outcomes or market conditions could result in a material adverse impact on earnings in any given period. However, although no assurances can be given, based upon information currently available and Enron's expectation of the ultimate outcome of the matters discussed above, Enron anticipates that the J-Block and CRTA contracts will not have a materially adverse effect on its financial position.

     Environmental Matters. Enron is subject to extensive Federal, state and local environmental laws and regulations. These laws and regulations require expenditures in connection with the construction of new facilities, the operation of existing facilities and for remediation at various operating sites. The implementation of the Clean Air Act Amendments is expected to result in increased operating expenditures. The related future cost is indeterminable, as many of the rules implementing the Clean Air Act's requirements have not yet been finalized.
However, any increased operating expenses are not expected to have a material adverse effect on Enron's financial position or results of operations.

     During May 1992, Enron entered into a Consent Decree with the EPA concerning the cleanup of the Peoples Natural
Gas Superfund Site in Dubuque, Iowa, where a coal gasification plant had operated during the first half of this century. The EPA had claimed that Enron was a potentially responsible party because a predecessor company of Enron had purchased the site in the late 1950's after coal gas operations ceased, and had conducted surface operations there, including the dismantling of buildings.
In 1992, Enron recorded the expense and related liability for these cleanup costs and under the Consent Decree agreed to make five equal, annual payments of $590,000. The final installment was paid in June 1996.

   The EPA has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of CERCLA. The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963 to connect its natural gas pipeline to the local distribution pipeline system servicing the city of Decorah. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. The EPA is interested in determining whether materials from the plant have adversely affected subsurface soils at the Decorah Site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil in certain areas of the tract where the plant was formerly located and to take deep soil samples in those areas where subsurface contamination would most likely be located. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

     By order dated June 27, 1995, the Florida Department of Environmental Protection approved a remedial action plan for the Enron Gas Processing Company Brooker Plant in Bradford County, Florida. Soil and groundwater at the plant site had been impacted by historical releases of hydrocarbons from the now inactive liquids extraction plant. Site remedial work commenced in 1996 and is expected to continue for several years at a total cost of approximately $5 million.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of Enron was held on November 12, 1996 to consider and vote upon a proposal to approve and adopt an Amended and Restated Agreement and Plan of Merger dated as of July 20, 1996 and amended and restated as of September 24, 1996 (the "Merger Agreement") providing for (i) the merger (the "Reincorporation Merger") of Enron Corp. with and into its wholly-owned subsidiary, Enron Oregon Corp. ("New Enron"), to effect the reincorporation of Enron as an Oregon corporation, and (ii) immediately after the Reincorporation Merger, the merger of Portland General Corporation ("PGC") with and into New Enron (the "PGC Merger"). In the reincorporation Merger, each issued and outstanding share of the common stock, par value $.10 per share, of Enron ("Enron Common Stock") will be converted into one share of the common stock, without par value, of New Enron ("New Enron Common Stock"), and each issued and outstanding share of Cumulative Second Preferred Convertible Stock ("Enron Convertible Preferred Stock") and 9.142% Perpetual Second Preferred Stock of Enron (as well as any share of any other class or series of Enron preferred stock, second preferred stock or preference stock issued and outstanding at the effective time of the Reincorporation Merger) will be converted into one share of an equivalent series of New Enron's preferred stock. In the PGC Merger, each share of common stock, par value $3.75 per share, of PGC issued and outstanding at the effective time of the PGC Merger will be converted into one share of New Enron Common Stock (subject to adjustment in certain circumstances). The Merger Agreement provides that if certain regulatory reforms are enacted, the structure of the transactions contemplated by the Merger Agreement will be revised to eliminate the Reincorporation Merger.

     At the Special Meeting on November 12, 1996, 75% of the Enron voting stock was voted in favor of the Merger Agreement. The merger remains conditioned, among other things, upon the completion of regulatory procedures and approvals from the Oregon Public Utilities Commission, consistent with certain conditions in the Merger Agreement.

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


                                        1996                              1995
                             High       Low    Dividends        High      Low    Dividends

First  Quarter.............   40       34 5/8    $.2125          34       28       $.20
Second  Quarter............   42 3/8   36 3/8     .2125          36 7/8   32 1/2    .20
Third  Quarter.............   43       39 1/8     .2125          36 3/8   31 5/8    .20
Fourth  Quarter............   47 1/2   40 1/4     .2250          39 3/8   33        .2125

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

                                       1996                                1995
                              High     Low      Dividends        High      Low     Dividends

First Quarter.............   $496 1/2  $481 1/4  $2.901          $398      $393     $2.7304
Second Quarter............    525       525       2.901           491       454      2.7304
Third Quarter.............    525       525       2.901           477       454      2.7304
Fourth Quarter............    620       555       3.072           502       462      2.901

     At December 31, 1996, there were approximately 26,300 record holders of common stock and 228 record holders of Second Preferred Stock.

     Other information required by this item is set forth under Item 6 -- "Selected Financial Data (Unaudited) - Common Stock Statistics" for the years 1991-1996.

Item 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                        1996      1995      1994      1993      1992      1991

Operating Revenues (millions)         $13,289   $ 9,189   $ 8,984   $ 7,986   $ 6,415   $ 5,698

Total Assets (millions)               $16,137   $13,239   $11,966   $11,504   $10,312   $10,070


Common Stock Statistics
  Income from continuing operations(a)
     Total (millions)                    $584      $520      $453      $387      $329      $232
     Per share - primary                $2.31     $2.07     $1.80     $1.55     $1.39     $1.03
     Per share - fully diluted          $2.16     $1.94     $1.70     $1.46     $1.30     $0.98
  Earnings on common stock(a)
     Total (millions)                    $568      $504      $438      $370      $284      $207
     Per share - primary                $2.31     $2.07     $1.80     $1.55     $1.29     $1.03
     Per share - fully diluted          $2.16     $1.94     $1.70     $1.46     $1.21     $0.98
  Dividends
     Total (millions)                    $212      $205      $192      $171      $148      $127
     Per share                          $0.86     $0.81     $0.76     $0.71     $0.66     $0.63
  Shares outstanding (millions)
     Actual at year-end                   251       245       244       242       237       202
     Average for the year                 246       244       243       239       220       202


Capitalization (millions)
  Long-term debt                       $3,349    $3,065    $2,805    $2,661    $2,459    $3,109
  Preferred stock of subsidiary           592       377       377       214         -         -
  Minority interest                       755       549       290       196       179       101
  Shareholders' equity                  3,723     3,165     2,880     2,623     2,518     1,901
     Total capitalization              $8,419    $7,156    $6,352    $5,694    $5,156    $5,111

(a) The 1993 amounts exclude effects of a $54 million ($0.23 per share) primarily non-cash charge to income for the increase in the corporate Federal income tax rate from 34% to 35%.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review of the results of operations and financial condition of Enron Corp. and its subsidiaries and affiliates (Enron) should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's net income for 1996 was $584 million compared to $520 million in 1995 and $453 million in 1994. Net income for all three years reflects improved income before interest, minority interests and income taxes as compared to the applicable preceding year, partially offset by higher minority interests.

   Primary earnings per share of common stock was $2.31 in 1996 as compared to $2.07 in 1995 and $1.80 in 1994.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments:

(In Millions)                            1996     1995    1994

Transportation and Operation            $  570   $  359   $403
Domestic Gas and Power Services            280      157    202
International Operations and Development   152      142    148
Exploration and Production                 200      241    198
Corporate and Other                         36      266     (7)
  Total                                 $1,238   $1,165   $944

Transportation and Operation
   The transportation and operation segment is comprised of the Enron Gas Pipeline Group, which includes results of Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern) and Enron's 50% interest in Florida Gas Transmission Company (Florida Gas); and Enron Ventures Corp., which includes results of Enron Engineering & Construction and the operation of clean fuels plants. Results from Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) are also included in this segment.

   The transportation and operation segment's IBIT increased $211 million in 1996 as compared to 1995 due to higher earnings from the Enron Gas Pipeline Group, increased equity earnings from EOTT and an increase in gains from the sale of non-strategic gas gathering and processing assets ($94 million in 1996 compared with $67 million in 1995). IBIT decreased in 1995 as compared to 1994 primarily as a result of lower earnings from the Enron Gas Pipeline Group, primarily due to charges in 1995 of $83 million related to regulatory reserves and other contingencies, and lower equity earnings from EOTT following a $19 million charge to reflect the discontinuance of EOTT's West Coast processing and asphalt marketing operations, partially offset by the gains of $67 million from the sale of non-strategic gathering and processing assets. The following discussion analyzes the significant changes in the various components of IBIT for this segment:

(In Millions)                         1996  1995  1994

Revenues
  Enron Gas Pipeline Group            $760  $787  $901
  Enron Ventures Corp.                  46    44    47
  EOTT                                   -     -    28
     Total Revenues                    806   831   976

Cost of gas and other products           4    41    72
Operating expenses                     301   361   442
Depreciation and amortization           82    83    88
Taxes, other than income taxes          52    47    47
Equity in earnings of unconsolidated
 subsidiaries                           47    23    49
Other income, net                      156    37    27
  Income before interest, minority
   interests and income taxes         $570  $359  $403

Revenues
   Enron Gas Pipeline Group.   Revenues of the interstate natural
gas pipelines declined $27 million (3%) during 1996 and $114 million (13%) during 1995 as compared to the applicable preceding year. The decrease in revenues from 1995 to 1996 was primarily a result of the sale of gathering facilities in 1995 and the first quarter of 1996 and reduced sales revenue at Northern in 1996 as a result of a planned reduction of transition cost recoveries related to the termination of its merchant function pursuant to the Federal Energy Regulatory Commission's (FERC) Order 636. The decrease in revenues from 1994 to 1995 primarily reflects completion of the recovery of certain transition costs by Northern. Transport revenues were virtually unchanged in 1996 after declining 9% in 1995 as compared to the prior year. Transport volumes for Northern and Transwestern totaled 5.9 trillion British thermal units per day (TBtu/d) in 1996, 5.6 TBtu/d in 1995 and 5.5 TBtu/d in 1994. Higher revenues from increased transport volumes were more than offset by the reduction in average transport rates due in part to the reduction of certain transition cost recoveries.

   EOTT.   Net revenues from EOTT decreased $28 million in 1995
as a result of the reduced ownership interest effective in March
1994.  See Note 8 to the Consolidated Financial Statements.

Cost of Gas and Other Products Sold
   The cost of gas and other products sold by the transportation and operation segment decreased by $37 million (90%) during 1996 as compared to 1995 and $31 million (43%) during 1995 as compared to 1994 primarily as a result of decreased gas purchases following the termination of the merchant function by Northern.

Operating Expenses
   Operating expenses of the transportation and operation segment declined $60 million (17%) during 1996 and $81 million (18%) during 1995. The 1996 decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of favorable resolution of environmental contingencies previously accrued, combined with reduced expenses related to gathering facilities sold during 1995 and the first quarter of 1996 and a decrease in amortization of deferred contract reformation costs by Northern. The 1995 decline primarily reflects a decrease of $64 million in amortization of deferred contract reformation costs due to the completion by Northern of the recovery of certain transition costs in early 1995, combined with lower transmission, compression and storage transition costs. Additionally, operating expenses decreased as a result of the decreased ownership interest in EOTT. These declines were partially offset by $39 million in regulatory and contingency adjustments in 1995.

Other Income and Deductions
   Equity in earnings of unconsolidated subsidiaries increased by $24 million to $47 million during 1996 as compared to 1995 after decreasing by $26 million (53%) during 1995 as compared to 1994. Earnings from EOTT increased to $9 million in 1996 compared with a loss of $23 million in 1995, which included a $19 million charge to reflect the discontinuance of EOTT's West Coast processing and asphalt marketing operations in 1995. The increase in equity earnings in 1996 was partially offset by decreased earnings from Enron's interest in Trailblazer Pipeline Company due to the recognition in 1995 of income from a settlement with a transportation customer.

   Other income, net, of $156 million was realized in 1996 as compared to $37 million in 1995 and $27 million in 1994. The 1996 amount includes $94 million in gains related to the disposition of non-strategic natural gas gathering facilities and $18 million of income from the favorable resolution of litigation. The 1995 amount includes $67 million in gains from the sale of gathering assets and a processing facility, partially offset by $42 million in regulatory and contingency adjustments.

Outlook
   The transportation and operation segment should continue to provide stable earnings and cash flows during 1997. Various expansion projects underway or proposed by the Enron Gas Pipeline Group should enhance future earnings when completed. Northern filed with the FERC for an expansion project that will increase peak day firm transportation service into the U.S. upper midwest markets by approximately 350 million cubic feet of gas per day (MMcf/d) over the next five years. Additionally, Enron Gas Pipeline Group will continue to concentrate on reducing its overall cost structure and Enron Ventures Corp. will actively promote engineering and construction services to provide incremental earnings.

   During the first quarter of 1997, Enron completed sales of the stock of Enron Liquids Pipeline Company, the general partner and 15% owner and operator of Enron Liquids Pipeline, L.P., and the stock of Enron Louisiana Energy Company. Also during the first quarter of 1997, Enron announced that it had agreed to sell its Bushton, Kansas natural gas processing facility and its Hugoton Basin gathering assets in Kansas. This transaction is expected to close during the first half of 1997.

Domestic Gas and Power Services
   The domestic gas and power activities are conducted primarily by Enron Capital & Trade Resources (ECT) and include the marketing, purchasing and financing of natural gas, natural gas liquids, crude oil, electricity and other energy commodities and the management of the portfolio of commitments arising from these activities. In addition, Enron Energy Services has been created to serve the retail natural gas and electricity markets.

   ECT's services can be categorized into three business lines:
Cash and Physical, Risk Management and Finance. The following table reflects IBIT for each business line:

(In Millions)                             1996  1995  1994

Cash and Physical                         $243  $146  $170
Risk Management                            105   193   151
Finance                                     77    31    13
Unallocated expenses                      (145) (138) (132)
  Total before non-recurring charge        280   232   202
Charge for clean fuels plant operations      -   (75)    -
  Total                                   $280  $157  $202

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

   ECT markets a substantial quantity of energy commodities as reflected in the following table (including intercompany amounts):

                                           1996    1995    1994

Natural gas and crude oil
Physical/notional quantities (BBtue/d)(a)
  Firm(b)                                  6,435   5,392   4,895
  Interruptible                            2,578   2,255   2,039
  Transport volumes                          544     580     538
     Subtotal                              9,557   8,227   7,472
  Financial settlements (notional)        35,259  32,938  16,459
     Total                                44,816  41,165  23,931
Electricity (Thousand megawatt hours)
  Owned production                         3,122   3,441   3,481
  Transaction volumes marketed            60,150   7,767   1,221

(a) Billion British thermal units equivalent per day.
(b) Commitments to deliver a specified volume of gas at a fixed or market responsive price.

   The earnings from this business increased 66% in 1996 primarily due to earnings from higher natural gas volumes and margins and increased earnings from the management of ECT's portfolio of contracts. Earnings from the marketing and processing of natural gas liquids also increased in 1996. These increases were partially offset by a decrease in earnings from natural gas assets. Electricity volumes substantially increased as ECT continued to expand its role as an electricity marketer.

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

   During 1997, ECT anticipates continued growth in the cash and physical business over the 1996 results. The existence of its substantial portfolio of contracts as well as the ability to benefit from the relationships between the financial and physical markets and the natural gas and electricity markets provide substantial opportunities for earnings. Continued seasonal volatility of natural gas prices will provide additional opportunities for increased earnings.

   Risk Management.   ECT's risk management operations consist of
long-term energy commodity contracts (transactions greater than one year). ECT originates new contracts for customers in the energy industry and evaluates and restructures its existing contracts on an on-going basis to develop additional products and services to meet its customers' changing needs. Fixed price contract market activity totaled 3,671 trillion British thermal units equivalent (TBtue), 5,952 TBtue and 6,615 TBtue for 1996, 1995 and 1994, respectively.

   Earnings from this business decreased 46% in 1996 as compared to 1995 primarily due to lower originations from long-term contracts with utilities and independent power producers (IPPs). Earnings from the restructuring of existing long-term contracts were also lower in 1996 as compared to 1995. These decreases were partially offset by increased originations with IPPs in the European market.

   Earnings from risk management increased 28% in 1995 as compared to 1994 due primarily to earnings related to the restructuring of existing long-term contracts with IPPs and local distribution companies. Growth in originations from the Canadian operations also contributed to the earnings increase. For 1995, originations with utilities were lower than in 1994.

   ECT expects earnings from risk management to increase in 1997 as compared to 1996 as it continues to pursue opportunities in the European marketplace and continues to increase integration of financial products and its energy commodity portfolio, resulting in highly structured transactions.

   Finance.   ECT's finance operations provide a variety of
capital products to the energy sector including volumetric production payments, loans and equity investments. These products are offered by ECT directly or through ECT ventures such as Joint Energy Development Investments Limited Partnership
(JEDI). JEDI is a limited partnership 50% owned by Enron which was formed to acquire and own energy investments. Financings arranged and production payments were $755 million, $382 million and $503 million in 1996, 1995 and 1994, respectively.

   Earnings from the finance operations increased 148% in 1996 compared to 1995 primarily due to increased earnings from its equity investment in JEDI, which benefited from favorable conditions in the equity markets.

   Earnings from the finance operations increased 138% in 1995 compared with 1994 due primarily to the partial sale of ECT's interests in certain equity investments and earnings associated with the restructuring of long-term gas supply contracts with an IPP. This was partially offset by lower earnings from production payments arranged.

   In 1997, ECT will continue to expand its products and services in its role as a full-service provider of various types of capital. In addition, earnings are expected from equity-based investments which are carried by JEDI at fair value and are therefore subject to market fluctuations.

   Unallocated Expenses.   ECT's net unallocated expenses such as
rent, systems expenses and other support group costs increased in both 1996 and 1995 due to continued expansion into new markets and system upgrades. ECT expects its unallocated expenses to increase during 1997 as it continues to expand into new markets.

   Charge for Clean Fuels Plant Operations.   During the fourth
quarter of 1995, ECT provided for expected losses of $75 million on its clean fuels plant operations resulting from higher natural gas prices and lower MTBE prices because of soft demand for MTBE.

International Operations and Development
   Enron's international operations and development activities are conducted by Enron International (EI). Such activities include the development of power, pipeline and other energy infrastructure in emerging markets. Additionally, EI manages and operates the projects once commercial operation has been achieved. The segment includes results of Enron Global Power & Pipelines L.L.C. (EPP) and Enron Americas, Inc. IBIT for this group totaled $152 million in 1996, $142 million during 1995 and $148 million in 1994. The following discussion analyzes the significant changes in the various components of IBIT for this segment.

Net Revenues
   Revenues net of cost of sales for the international operations and development segment decreased by $55 million (27%) in 1996 as compared to 1995 after increasing $32 million (19%) during 1995. The decline in net revenues in 1996 primarily reflects the inclusion in 1995 of $48 million of revenues realized as a result of the satisfaction of Enron's support obligations related to the formation of EPP as well as the effect of transferring certain liquids marketing operations to the domestic gas and power services segment in January 1996. In addition to revenues from asset management and operations and international development activities, net revenues in 1996 included $31 million from the promotion of a portion of Enron's interest in its power assets at Teesside in the United Kingdom, compared with $24 million and $28 million recognized on similar transactions related to power and liquids processing assets at Teesside in 1995 and 1994, respectively. The increase in net revenues in 1995 primarily reflects marketing revenues and increased international development and asset management revenues, partially offset by lower revenues recognized in connection with the formation of EPP.

Costs and Expenses
   Operating expenses for this segment decreased $26 million (27%) during 1996 after increasing $16 million (21%) during 1995. The decrease in 1996 was primarily due to the transfer of marketing operations previously discussed, partially offset by increased international activities. The increase in 1995 was primarily a result of higher operating expenses incurred in connection with increased activities in the power operations area.

   Depreciation expense of this segment decreased $12 million (44%) in 1996 as compared to 1995 primarily due to the transfer of marketing operations. Depreciation expense increased $12 million (80%) during 1995 as compared to 1994 as a result of increased international project activities.

Other Income and Deductions
   Equity in earnings of unconsolidated subsidiaries of the international operations and development segment increased $26 million to $84 million in 1996, primarily as a result of increased earnings from Teesside and international power and pipeline projects which became operational in 1996. Equity in earnings of unconsolidated subsidiaries increased $13 million (29%) during 1995 as compared to 1994 primarily as a result of increased earnings from Teesside and improved results from Enron Americas' Venezuelan manufacturing operations.

   Other income, net, was $10 million in 1996, $9 million in 1995 and $30 million in 1994. The 1994 amount included foreign currency gains realized by Enron Americas.

Outlook
   The objective of EI is to develop, finance, own and operate integrated energy projects in emerging markets through the utilization of Enron's extensive portfolio of products and services. Growth opportunities in the emerging international markets are expected to result from the current and projected demand for energy infrastructure and merchant, finance and risk management services.

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of the exploration and production segment totaled $200 million during 1996 as compared to $241 million during 1995 and $198 million during 1994.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                                1996     1995     1994

Natural gas volumes (MMcf/d)(a)
  North America(b)                               706      636      686
  Trinidad                                       124      107       63
     Total                                       830      743      749
Average natural gas prices ($/Mcf)
  North America(c)                             $1.92    $1.34    $1.68
  Trinidad                                      1.00     0.97     0.93
     Composite                                  1.78     1.29     1.62
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 11.6     11.5     10.0
  Trinidad                                       5.2      5.1      2.5
  India                                          2.8      2.5      0.1
     Total                                      19.6     19.1     12.6
Average crude oil/condensate prices ($/Bbl)
  North America                               $21.08   $17.09   $15.65
  Trinidad                                     19.76    16.07    15.50
  India                                        20.17    16.81    15.70
     Composite                                 20.60    16.78    15.62

(a) Million cubic feet per day or thousand barrels per day, as applicable.
(b) Includes an annual average of 48 MMcf/d in 1996, 1995 and 1994 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(c) Includes an average equivalent wellhead value of $1.17 per Mcf in 1996, $0.80 per Mcf in 1995 and $1.27 per Mcf in 1994 for the volumes detailed in Note (b) above, net of transportation costs.

   The following analyzes the significant changes in the various components of IBIT for the exploration and production segment:

(In Millions)                       1996   1995    1994

Net revenues                        $726   $693    $661
Operating expenses                   133    126     112
Exploration expenses                  89     79      84
Depreciation, depletion and
 amortization                        251    216     242
Taxes, other than income taxes        48     32      28
   Operating income                  205    240     195
Other income, net                     (5)     1       3
   IBIT                             $200   $241    $198

Net Revenues
   The exploration and production segment's revenues net of gas sold in connection with natural gas marketing increased $33 million (5%) in 1996 and $32 million (5%) in 1995. The 1996 increase was primarily as a result of increased wellhead natural gas prices and volumes. These volumes increased primarily as a result of eliminating voluntary curtailments in the United States in 1996 due to significant increases in wellhead natural gas prices. Other marketing activities, which include hedging, trading and natural gas marketing transactions by EOG, provided $4 million in net revenues in 1996, compared with $105 million in 1995.

   During 1995, the impact of reduced wellhead natural gas prices and volumes, due primarily to voluntary curtailments of wellhead natural gas volumes, was more than offset by increased earnings from other marketing activities. Wellhead crude oil and condensate average prices and volumes increased in 1995, primarily reflecting new production onstream offshore India and higher volumes offshore Trinidad and in North America. Other marketing activities provided $105 million in net revenues in 1995, compared with $50 million in 1994.

   Hedges placed by Enron on commodity positions not hedged by EOG resulted in a loss of $4 million in 1996 compared with gains of $45 million in 1995 and $35 million in 1994. Net revenues also include gains on sales of oil and gas reserves and related assets of $20 million in 1996, $63 million in 1995 and $54 million in 1994.

Costs and Expenses
   Operating expense, depreciation, depletion and amortization (DD&A) and taxes other than income taxes increased in 1996 due primarily to the increased production activity. Operating expenses and taxes other than income taxes were higher in 1995 compared to 1994 due to international production activity, while DD&A declined in that period due to the decline in North America volumes, which have a higher DD&A rate.

Outlook
   EOG plans to continue to focus a substantial portion of its development and certain exploration expenditures in its major producing areas in North America. However, EOG anticipates spending an increasing part of its available funds in the further development of opportunities in India, Venezuela and Trinidad.
In addition, EOG will continue limited exploratory expenditures in new areas outside of North America.

Corporate and Other
   The corporate and other segment's IBIT was $36 million in 1996 and $266 million in 1995 as compared to expense of $7 million in 1994. Results from this segment in 1996 and 1995 reflect income of $178 million and $367 million, respectively, primarily related to the sale of 12 million and 31 million outstanding shares of EOG stock held by Enron, which reduced Enron's interest in EOG from 80% to 53% (see Note 16 to the Consolidated Financial Statements). In a separate transaction, Enron entered into a total return equity swap on 7.8 million shares of EOG. The effect of this transaction is to expose Enron to future changes in EOG's market value related to the 7.8 million shares.
The 1996 results included an $83 million reserve related to the required disposition of certain assets in connection with the planned merger with Portland General Corporation. See "Capitalization" below. The 1995 results also included amounts recognized following the resolution of certain litigation, partially offset by $74 million of charges primarily related to the conversion of a compensation plan to more closely align employees' interests to Enron common stock.

Interest and Related Charges, net
   Interest and related charges, net, is shown on the Consolidated Income Statement net of interest capitalized of $12 million, $10 million and $10 million during 1996, 1995 and 1994, respectively. The net expense decreased $10 million in 1996 after increasing $11 million in 1995. The 1996 decrease was primarily due to lower average interest rates combined with lower average debt balances. The 1995 increase was primarily due to higher debt levels and increased interest rates.

Dividends on Company-Obligated Preferred Stock of Subsidiaries
   Dividends on company-obligated preferred stock of subsidiaries increased from $20 million in 1994 to $32 million in 1995 and $34 million in 1996, primarily due to the issuance of $215 million of additional preferred stock by Enron subsidiaries. See Note 9 to the Consolidated Financial Statements.

Minority Interests
   Minority interests increased $31 million in 1996 compared to 1995, primarily due to the reduction of Enron's interest in EOG from 80% in late 1995 to 53% in December 1996 following the sales in 1996 and December 1995 of an aggregate 43 million shares of EOG common stock held by Enron. Minority interests increased $13 million during 1995 as compared to 1994 primarily as a result of the sale in the fourth quarter of 1994 of approximately 48% of Enron's interest in EPP.

Income Tax Expense
   Income tax expense decreased during 1996 as compared to 1995 after increasing during 1995 as compared to 1994. The 1996 income tax provision includes benefits from the reduction of the deferred income tax liability due to the reevaluation of Federal and state deferred tax requirements. Income tax expense increased during 1995 compared to the prior year due to increased pretax income, a decrease in tight gas sand Federal tax credits and the higher effective tax rate on the sale of EOG shares by Enron in 1995.

FINANCIAL CONDITION

Cash Flows
(In Millions)                 1996      1995       1994

Cash provided by (used in):
   Operating activities     $ 1,040     $(15)     $ 460
   Investing activities      (1,230)      13       (560)
   Financing activities         331      (15)        92

   Net cash provided by operating activities increased in 1996 primarily as a result of reduced working capital requirements reflecting increased trade payables combined with an increase in the sale of trade receivables at year end 1996 as compared to 1995. Cash from operating activities declined during 1995 as a result of increased working capital requirements. The change in working capital requirements in 1995 primarily reflects a higher level of year-end receivables as a result of reduced sales of receivables under Enron's receivables sales program and increased customer receivables due to a higher level of year-end activity. The impact of higher receivables was partially offset by increased year-end trade payables.

   Net cash used in investing activities in 1996 reflects equity investments of $761 million and property additions of $855 million. Equity investments in 1996 primarily include investments in international power and pipeline projects, EOTT and JEDI. These uses of cash were offset by proceeds of $477 million from sales of assets, including 12 million shares of EOG common stock held by Enron and non-strategic gathering and processing assets. Net cash provided by investing activities in 1995 reflects proceeds from asset sales of $996 million largely offset by property additions of $731 million and equity investments of $170 million. Asset sales during 1995 included the sale of 31 million shares of EOG common stock held by Enron as well as sales of oil and gas properties and non-strategic processing and gathering assets. Equity investments primarily include investments in international power and pipeline projects and in JEDI.

   Primary cash inflows from financing activities during 1996 included $576 million from the issuance of short- and long-term debt, $215 million from the issuance of preferred stock by subsidiary companies and $102 million from the issuance of Enron common stock. Cash outflows included $294 million for the repayment of debt combined with cash dividend payments of $281 million. During 1995 cash inflows from the issuance of long-term debt totaled $967 million. These inflows were more than offset by a $698 million decrease in combined short- and long-term debt, cash dividend payments of $254 million and a net $64 million repurchase of Enron Corp. common stock under the terms of Enron's stock repurchase authorization.

Working Capital
   At December 31, 1996, Enron had working capital of $271 million. Should a working capital deficit occur, Enron would be able to fund such a deficit through the utilization of credit facilities which, at December 31, 1996, provided for up to $1.9 billion of committed and uncommitted credit, of which $191 million was outstanding at December 31, 1996. Certain of the credit agreements contain prefunding covenants. However, such covenants are not expected to materially restrict Enron's access to funds under these agreements. In addition, Enron sells commercial paper and has agreements to sell trade accounts receivable, thus providing financing to meet seasonal working capital needs. Management believes that the sources of funding described above are sufficient to meet short- and long-term liquidity needs not met by cash flows from operations.

Capital Expenditures
   Capital expenditures by operating segment are detailed as follows:

                                  1997
(In Millions)                   Estimate  1996   1995    1994

Transportation and Operation      $260    $187   $129    $125
Domestic Gas and Power Services    140     112    118      83
International Operations and
 Development                        10     33      58      14
Exploration and Production(a)      500     540    464     442
Corporate and Other                 30       6      8       5
  Total                           $940    $878   $777    $669

(a) Excludes exploration expenses of $100 million (estimate), $68 million, $55 million and $59 million for 1997, 1996, 1995 and 1994, respectively.

   Capital expenditures increased $101 million during 1996 as compared to 1995 primarily as a result of increased expenditures in the exploration and production segment reflecting increased development expenditures in the United States and India, partially offset by reduced development expenditures in Trinidad.

   Capital expenditures during 1997 are expected to total approximately $940 million. However, the overall level of capital spending as well as spending by individual business segments will vary depending upon conditions in the energy markets and other related economic conditions. In addition, equity investments are expected to be approximately $660 million, primarily relating to equity financing activities by ECT and expenditures in the international segment in connection with power and pipeline projects. Management believes that the capital spending program will be funded by a combination of internally generated funds, proceeds from dispositions of selected assets and long- and short-term borrowings.

Capitalization
   Total capitalization at December 31, 1996 was $8.4 billion. Debt as a percentage of total capitalization decreased to 39.8% at December 31, 1996 as compared to 42.8% at December 31, 1995. The improvement primarily reflects increased retained earnings. Assuming the mandatory conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the pro-forma debt to capitalization percentage would be approximately 37.8% at December 31, 1996.

   Enron has signed an agreement to merge with Portland General Corporation (PGC) in a stock-for-stock transaction. Enron proposes to issue approximately 51 million common shares to shareholders of PGC in a one for one exchange of shares, as a result of which Enron will be the surviving corporation. The merger is conditioned, among other things, upon securing certain regulatory approvals. See Note 2 to the Consolidated Financial Statements.

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

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Enron's Annual Meeting of Stockholders to be held on May 6, 1997 is set forth under the caption entitled "Election of Directors" in Enron's Proxy
Statement, and is incorporated herein by reference.

     The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Current Executive
Officers of the Registrant".

     Section 16(a) of the Securities Exchange Act of 1934 requires Enron's executive officers and directors, and persons who own more than 10% of a registered class of Enron's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York
Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Enron believes that during 1996, its executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

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

Item 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is set forth in the Proxy Statement under the captions
"Compensation of Directors and Executive Officers -
Director Compensation; Executive Compensation; Stock
Option Grants During 1996; Aggregated Stock Option/SAR
Exercises During 1996 and Stock Option/SAR Values as of
December 31, 1996; Long-Term Incentive Plan - Awards in
1996; Retirement and Supplemental Benefit Plans;
Severance Plans; Employment Contracts; Certain
Transactions; and Compensation Committee Interlocks and
Insider Participation", and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

 (a) Security ownership of certain beneficial owners

     The information regarding security ownership of certain beneficial owners is set forth in the Proxy Statement under the caption "Election of Directors - Security Ownership of Certain Beneficial Owners", and is incorporated herein by reference.

 (b) Security ownership of management

     The information regarding security ownership of management is set forth in the Proxy Statement under the caption "Election of Directors - Stock Ownership of Management and Board of Directors as of February 15, 1997", and is incorporated herein by reference.

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

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial
Statement Schedules. See "Index to Financial Statements" set forth on page F-1.

(a)(3)   Exhibits:

   *3.01  -   Restated Certificate of Incorporation of
              Enron Corp., as amended (Exhibit 3.01 to
              Enron Form 10-K for 1994, File No. 1-3423).

   *3.02  -   Bylaws of Enron Corp. as currently in effect
              (Exhibit 3.02 to Enron Form 10-K for 1995,
              File No. 1-3423).

   *3.03  -   Amended and Restated Agreement and Plan of
              Merger dated as of July 20, 1996 and
              amended and restated as of September 24, 1996 among Enron, new Enron (Enron Oregon Corp.)
              and Portland General Corporation (Exhibit 2.1 to Enron Form S-4 Registration Statement No.
              333-13791 filed October 9, 1996).

   *3.04  -   Restated Articles of Incorporation of New Enron
              (Exhibit 3.1 to Enron Form S-4 Registration
              Statement No. 333-13791 filed October 9, 1996).

   *3.05  -   Form of Bylaws of New Enron (Exhibit 3.2 to
              Enron Form S-4 Registration Statement
              No. 333-13791 filed October 9, 1996).

   *3.06  -   Form of Series Designation for the New Enron
              Convertible Preferred Stock (Exhibit
              3.3 to Enron Form S-4 Registration Statement
              No. 333-13791 filed October 9, 1996).

   *3.07  -   Form of Series Designation for the New Enron
              9.142% Preferred Stock (Exhibit 3.4
              to Enron Form S-4 Registration Statement No.
              333-13791 filed October 9, 1996).

   *4.01  -   Indenture dated as of November 1, 1985,
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


 Executive Compensation Plans and Arrangements Filed as
 Exhibits Pursuant to Item 14(c) of Form 10-K:  Exhibits
 10.01 through 10.64

    *10.01  -  Enron Executive Supplemental Survivor Benefits
               Plan, effective January 1, 1987
               (Exhibit 10.01 to Enron Form 10-K for 1992,
               File No. 1-3423).

    *10.02  -  First Amendment to Enron Executive Supplemental
               Survivor Benefits Plan (Exhibit 10.02 to
               Enron Form 10-K for 1995, File No. 1-3423).

    *10.03  -  Enron Corp. 1988 Stock Plan (Exhibit 4.3 to
               Form S-8 Registration Statement No. 33-27893).

     10.04  -  Second Amendment to Enron Corp. 1988 Stock Plan.

    *10.05  -  Executive Incentive Plan (Exhibit 10.13 to
               Enron Form 10-K for 1987, File No. 1-3423).

    *10.06  -  Enron Corp. 1988 Deferral Plan (Exhibit 10.19
               to Enron Form 10-K for 1987, File No. 1-3423).

    *10.07  -  First Amendment to Enron Corp. 1988 Deferral Plan
               (Exhibit 10.06 to Enron Form 10-K for 1995,
               File No. 1-3423).

    *10.08  -  Second Amendment to Enron Corp. 1988 Deferral Plan
               (Exhibit 10.07 to Enron Form 10-K for 1995,
               File No. 1-3423).

     10.09  -  Third Amendment to Enron Corp. 1988 Deferral Plan.

     10.10  -  Fourth Amendment to Enron Corp. 1988 Deferral Plan.

     10.11  -  Fifth Amendment to Enron Corp. 1988 Deferral Plan.

    *10.12  -  Enron Corp. 1991 Stock Plan (Exhibit 10.08 to
               Enron Form 10-K for 1991, File No. 1-3423).

    *10.13  -  Enron Corp. 1992 Deferral Plan (Exhibit 10.09
               to Enron Form 10-K for 1991, File No. 1-3423).

    *10.14  -  First Amendment to Enron Corp. 1992 Deferral Plan
               (Exhibit 10.10 to Enron Form 10-K for 1995,
               File No. 1-3423).

    *10.15  -  Second Amendment to Enron Corp. 1992 Deferral Plan
               (Exhibit 10.11 to Enron Form 10-K for 1995,
               File No. 1-3423).

    *10.16  -  Enron Corp. Directors' Deferred Income Plan
               (Exhibit 10.09 to Enron Form 10-K for 1992,
               File No. 1-3423).

    *10.17  -  Employment Agreement between Enron and
               Kenneth L. Lay dated as of September 1, 1989
               (Exhibit 10.12 to Enron Form 10-K for 1989,
               File No. 1-3423).

    *10.18  -  First Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated August 21, 1990
               (Exhibit 10.11 to Enron Form 10-K for 1993).

    *10.19  -  Second Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated March 5, 1992
               (Exhibit 10.12 to Enron Form 10-K for 1993).

    *10.20  -  Third Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated August 10, 1993
               (Exhibit 10.13 to Enron Form 10-K for 1993).

    *10.21  -  Fourth Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated October 15, 1993
               (Exhibit 10.14 to Enron Form 10-K for 1993).

    *10.22  -  Fifth Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated February 28, 1994
               (Exhibit 10.15 to Enron Form 10-K for 1993).

    *10.23  -  Sixth Amendment to Employment Agreement between
               Enron and Kenneth L. Lay, dated April 27, 1994
               (Exhibit 10.16 to Enron Form 10-K for 1994).

    *10.24  -  Split Dollar Life Insurance Agreement between
               Enron and the KLL and LPL Family Partnership, Ltd., dated April 22, 1994 (Exhibit 10.17 to Enron
               Form 10-K for 1994).

     10.25  -  Employment Agreement between Enron Corp. and
               Kenneth L. Lay, executed December 18, 1996.

    *10.26  -  Employment Agreement between Enron and
               Richard D. Kinder dated as of September 1, 1989
               (Exhibit 10.14 to Enron Form 10-K for 1989,
               File No. 1-3423).

    *10.27  -  First Amendment to Employment Agreement between
               Enron and Richard D. Kinder dated August 13, 1990
               (Exhibit 10.17 to Enron Form 10-K for 1991,
               File No. 1-3423).

    *10.28  -  Second Amendment to Employment Agreement between
               Enron and Richard D. Kinder dated September 10, 1991 (Exhibit 10.18 to Enron Form 10-K for 1991,
               File No. 1-3423).

    *10.29  -  Third Amendment to Employment Agreement between
               Enron and Richard D. Kinder dated March 5, 1992
               (Exhibit 10.19 to Enron Form 10-K for 1992,
               File No. 1-3423).

    *10.30  -  Fourth Amendment to Employment Agreement between
               Enron and Richard D. Kinder dated August 16, 1993
               (Exhibit 10.20 to Enron Form 10-K for 1993).

    *10.31  -  Fifth Amendment to Employment Agreement between
               Enron and Richard D. Kinder, dated October 15, 1993 (Exhibit 10.21 to Enron Form 10-K for 1993).

    *10.32  -  Sixth Amendment to Employment Agreement between
               Enron and Richard D. Kinder, dated February 28, 1994 (Exhibit 10.22 to Enron Form 10-K for 1993).

    *10.33  -  Seventh Amendment to Employment Agreement between
               Enron and Richard D. Kinder, dated November 30, 1994 (Exhibit 10.25 to Enron Form 10-K for 1994).

     10.34 - Agreement dated November 25, 1996, between Enron and Richard D. Kinder.

    *10.35  -  Employment Agreement between Enron International Inc.
               and Rodney L. Gray, dated as of July 1, 1993
               (Exhibit 10.23 to Enron Form 10-K for 1993).

    *10.36  -  First Amendment to Employment Agreement between
               Enron International Inc. and Rodney L. Gray, dated May 2, 1994 (Exhibit 10.27 to Enron
               Form 10-K for 1994).

    *10.37  -  Second Amendment to Employment Agreement between
               Enron International Inc. and Rodney L. Gray, dated as of January 1, 1995 (Exhibit 10.31 to Enron Form 10-K for 1995, File No. 1-3423).

    *10.38  -  Consulting Services Agreement between Enron and
               John A. Urquhart dated August 1, 1991
               (Exhibit 10.23 to Enron Form 10-K for 1991,
               File No. 1-3423).

    *10.39  -  First Amendment to Consulting Services Agreement
               between Enron and John A. Urquhart, dated
               August 27, 1992 (Exhibit 10.25 to Enron
               Form 10-K for 1992, File No. 1-3423).

    *10.40  -  Second and Third Amendments to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated November 24, 1992 and
               February 26, 1993, respectively (Exhibit 10.26 to Enron Form 10-K for 1992, File No. 1-3423).

    *10.41  -  Fourth Amendment to Consulting Services Agreement
               between Enron and John A. Urquhart dated as of May 9, 1994 (Exhibit 10.35 to Enron Form 10-K for 1995, File No. 1-3423).

    *10.42  -  Fifth Amendment to Consulting Services Agreement
               between Enron and John A. Urquhart (Exhibit 10.36 to Enron Form 10-K for 1995, File No. 1-3423).

    *10.43  -  Sixth Amendment to Consulting Services Agreement
               between Enron and John A. Urquhart (Exhibit 10.37 to Enron Form 10-K for 1995, File No. 1-3423).

    *10.44  -  Employment Agreement between Enron and
               Edmund P. Segner, III dated October 1, 1991
               (Exhibit 10.24 to Enron Form 10-K for 1991,
               File No. 1-3423).

    *10.45  -  First Amendment to Employment Agreement between
               Enron and Edmund P. Segner, III dated
               February 12, 1993 (Exhibit 10.28 to
               Enron Form 10-K for 1992, File No. 1-3423).

    *10.46  -  Second Amendment to Employment Agreement between
               Enron and Edmund P. Segner, III, dated May 2, 1994
               (Exhibit 10.39 to Enron Form 10-K for 1994).

    *10.47  -  Employment Agreement between Enron and
               James V. Derrick, Jr., dated June 11, 1991
               (Exhibit 10.40 to Enron Form 10-K for 1992,
               File No. 1-3423).

    *10.48  -  First Amendment to Employment Agreement between
               Enron and James V. Derrick, Jr., dated May 2, 1994
               (Exhibit 10.53 to Enron Form 10-K for 1994).

    *10.49  -  Enron Corp. Performance Unit Plan (Exhibit A to
               Enron Proxy Statement filed pursuant to Section 14(a) on March 25, 1994).

    *10.50  -  Enron Corp. Annual Incentive Plan (Exhibit B to
               Enron Proxy Statement filed pursuant to Section 14(a) on March 25, 1994).

    *10.51  -  Enron Corp. Performance Unit Plan (as amended and restated effective May 2, 1995) (Exhibit A to
               Enron Proxy Statement filed pursuant to Section 14(a) on March 27, 1995).

    *10.52  -  First Amendment to Enron Corp. Performance Unit Plan
               (Exhibit 10.46 to Enron Form 10-K for 1995,
               File No. 1-3423).

    *10.53  -  Form of Enron Corp. 1994 Deferral Plan
               (Exhibit 10.59 to Enron Form 10-K for 1994).

    *10.54  -  First Amendment to Enron Corp. 1994 Deferral Plan
               (Exhibit 10.48 to Enron Form 10-K for 1995,
               File No. 1-3423).

    *10.55  -  Second Amendment to Enron Corp. 1994 Deferral Plan
               (Exhibit 10.49 to Enron Form 10-K for 1995,
               File No. 1-3423).

     10.56  -  Third Amendment to Enron Corp. 1994 Deferral Plan.

     10.57  -  Fourth Amendment to Enron Corp. 1994 Deferral Plan.

     10.58  -  Fifth Amendment to Enron Corp. 1994 Deferral Plan.

     10.59  -  Employment Agreement between Enron Power Corp.
               and Thomas E. White dated July 1, 1990.

     10.60 - First Amendment, dated September 9, 1991, to Employment Agreement between Enron Power
               Corp. and Thomas E. White dated July 1, 1990.

     10.61  -  Second Amendment, dated May 2, 1994, to
               Employment Agreement between Enron Power
               Corp. and Thomas E. White dated July 1, 1990.

     10.62  -  Third Amendment, dated January 3, 1997, to
               Employment Agreement between Enron Power Corp.
               and Thomas E. White dated July 1, 1990.

     10.63  -  Employment Agreement between Enron Capital
               Trade & Resources Corp. and Jeffrey K. Skilling, dated January 1, 1996.

     10.64 - First Amendment effective January 1, 1997, by and among Enron Corp., Enron Capital
               & Trade Resources Corp., and Jeffrey K.
               Skilling, amending Employment Agreement
               between Enron Capital & Trade Resources Corp.
               and Jeffrey K. Skilling dated January 1, 1996.

     11     -  Statement re calculation of earnings per share.

     12     -  Statement re computation of ratios of earnings
               to fixed charges.

     21     -  Subsidiaries of registrant.

     23.01  - Consent of Arthur Andersen LLP.

     23.02  - Consent of DeGolyer and MacNaughton.

     23.03 - Letter Report of DeGolyer and MacNaughton dated January 17, 1997.

     24     - Powers of Attorney for the officers and
              directors signing this Form 10-K.

     27     - Financial Data Schedule.


       * Asterisk indicates exhibits incorporated by reference as indicated.

(b)    Reports on Form 8-K

     No reports on Form 8-K were filed by Enron during the last quarter of 1996.

                 INDEX TO FINANCIAL STATEMENTS

                          ENRON CORP.

                                                       Page No.

Consolidated Financial Statements



  Report of Independent Public Accountants               F-2

  Consolidated Income Statement for the years ended
  December 31, 1996, 1995 and 1994                       F-3

   Consolidated Balance Sheet as of December 31, 1996
     and 1995                                            F-4

  Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                 F-6

  Consolidated Statement of Changes in Shareholders'
  Equity Accounts for the years ended December 31,
  1996, 1995 and 1994                                    F-7

  Notes to the Consolidated Financial Statements         F-8

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Enron Corp.:

We have audited the accompanying consolidated balance sheet of Enron Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity accounts for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Enron Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statemetns. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentationl. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, cash flows and changes in shareholders' equity accounts for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         Arthur Andersen LLP


Houston, Texas
February 17, 1997

                  ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT

                                          Year Ended December 31,
(In Millions, Except Per Share Amounts)  1996      1995      1994

Revenues
  Natural gas, electricity and other
   products                            $12,137    $7,708    $7,519
  Transportation                           707       692       754
  Other                                    445       789       711
     Total Revenues                     13,289     9,189     8,984
Costs and Expenses
  Cost of gas, electricity and
   other products                       10,478     6,733     6,517
  Operating expenses                     1,421     1,218     1,124
  Oil and gas exploration expenses          89        79        84
  Depreciation, depletion and
   amortization                            474       432       441
  Taxes, other than income taxes           137       109       102
     Total Costs and Expenses           12,599     8,571     8,268
Operating Income                           690       618       716
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                            215        86       112
  Other income, net                        333       461       116
Income Before Interest, Minority
 Interests and Income Taxes              1,238     1,165       944
Interest and Related Charges, net          274       284       273
Dividends on Company-Obligated Preferred
 Stock of Subsidiaries                      34        32        20
Minority Interests                          75        44        31
Income Taxes                               271       285       167
Net Income                                 584       520       453
Preferred Stock Dividends                   16        16        15
Earnings on Common Stock               $   568    $  504    $  438
Earnings Per Share of Common Stock
  Primary                              $  2.31    $ 2.07    $ 1.80
  Fully Diluted                        $  2.16    $ 1.94    $ 1.70

Average Number of Common Shares Used
 in Primary Computation                    246       244       243

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                             December 31,
(In Millions)                              1996         1995

ASSETS
Current Assets
  Cash and cash equivalents              $   256     $   115
  Trade receivables (net of allowance
   for doubtful accounts of $6 and
   $12, respectively)                      1,841       1,116
  Other receivables                          328         311
  Transportation and exchange gas
   receivable                                 86         150
  Inventories                                164         111
  Assets from price risk management
   activities                                841         580
  Other                                      463         344
     Total Current Assets                  3,979       2,727

Investments and Other Assets
  Investments in and advances to
   unconsolidated subsidiaries             1,701       1,217
  Assets from price risk management
   activities                              1,632       1,197
  Other                                    1,713       1,230
     Total Investments and Other Assets    5,046       3,644

Property, Plant and Equipment, at cost
  Transportation and operation             3,554       3,640
  Domestic gas and power services          3,853       3,797
  International operations and
   development                               104         182
  Exploration and production, successful
   efforts accounting                      3,753       3,381
  Corporate and other                         84         107
                                          11,348      11,107
  Less accumulated depreciation,
   depletion and amortization              4,236       4,239
     Net Property, Plant and Equipment     7,112       6,868

Total Assets                             $16,137     $13,239

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

(In Millions, Except Per                         December 31,
 Share Amounts and Shares)                      1996      1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $ 1,955   $ 1,021
  Transportation and exchange gas
   payable                                         80       144
  Accrued taxes                                    70       121
  Accrued interest                                 56        52
  Liabilities from price risk
   management activities                        1,029       708
  Other                                           518       386
     Total Current Liabilities                  3,708     2,432

Long-Term Debt                                  3,349     3,065
Deferred Credits and Other Liabilities
  Deferred income taxes                         2,290     2,186
  Liabilities from price risk
   management activities                          980       590
  Other                                           740       875
     Total Deferred Credits and
      Other Liabilities                         4,010     3,651
Commitments and Contingencies
 (Notes 2, 3, 8, 13, 14 and 15)
Minority Interests                                755       549
Company-Obligated Preferred Stock
 of Subsidiaries                                  592       377
Shareholders' Equity
  Preferred stock, cumulative, $100 par
   value, 1,500,000 shares authorized,
   no shares issued                                 -         -
  Second preferred stock, cumulative, $1 par
   value, 5,000,000 shares authorized,
   1,370,714 shares and 1,375,494 shares
   of Cumulative Second Preferred Convertible
   Stock issued, respectively                     137       138
  Preference stock, cumulative, $1 par value,
   10,000,000 shares authorized, no shares
   issued                                           -         -
  Common stock, $0.10 par value, 600,000,000
   shares authorized, 255,945,304 shares and
   253,860,360 shares issued, respectively         26        25
  Additional paid-in capital                    1,870     1,791
  Retained earnings                             2,007     1,651
  Cumulative foreign currency translation
   adjustment                                    (127)     (153)
  Common stock held in treasury, 821,155
   shares and 2,618,034 shares, respectively      (30)      (93)
  Other (including Flexible Equity Trust)        (160)     (194)
     Total Shareholders' Equity                 3,723     3,165

Total Liabilities and Shareholders' Equity    $16,137   $13,239

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                              Year Ended December 31,
(In Millions)                                 1996      1995      1994

Cash Flows From Operating Activities
Reconciliation of net income to net
 cash provided by (used in) operating
 activities
  Net income                               $   584     $ 520     $ 453
  Depreciation, depletion and
   amortization                                474       432       441
  Oil and gas exploration expenses              89        79        84
  Deferred income taxes                        207       216        93
  Gains on sales of assets                    (274)     (530)      (91)
  Regulatory, litigation and other
   contingency adjustments                      23       112       (25)
  Changes in components of working
   capital                                     142      (834)     (142)
  Net assets from price risk management
   activities                                   15       (98)     (153)
  Amortization of production payment
   transaction                                 (43)      (43)      (43)
  Other, net                                  (177)      131      (157)
Net Cash Provided by (Used in) Operating
 Activities                                  1,040       (15)      460
Cash Flows From Investing Activities
  Proceeds from sales of investments and
   other assets                                477       996       440
  Additions to property, plant and
   equipment                                  (855)     (731)     (661)
  Equity investments                          (761)     (170)     (272)
  Other, net                                   (91)      (82)      (67)
Net Cash Provided by (Used in)
 Investing Activities                       (1,230)       13      (560)
Cash Flows From Financing Activities
  Net increase (decrease) in
   short-term borrowings                       217      (250)      115
  Issuance of long-term debt                   359       967       190
  Repayment of long-term debt                 (294)     (448)     (162)
  Issuance of company-obligated
   preferred stock of subsidiaries             215         -       163
  Issuance of common stock                     102        20        67
  Dividends paid                              (281)     (254)     (231)
  Net acquisition (disposition) of
   treasury stock                                5       (64)      (41)
  Other, net                                     8        14        (9)
Net Cash Provided by (Used in)
 Financing Activities                          331       (15)       92
Increase (Decrease) in Cash and Cash
 Equivalents                                   141       (17)       (8)
Cash and Cash Equivalents, Beginning
 of Year                                       115       132       140
Cash and Cash Equivalents, End of Year     $   256     $ 115     $ 132

Changes in Components of Working Capital
  Receivables                              $  (678)    $(639)    $(250)
  Inventories                                  (53)       27       (25)
  Payables                                     870       126       (92)
  Accrued taxes                                (51)       30        12
  Accrued interest                               4        (7)        5
  Other                                         50      (371)      208
     Total                                 $   142     $(834)    $(142)

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY ACCOUNTS

(Dollars in Millions, Except Per           1996               1995              1994
 Share Amounts; Shares in Thousands)  Shares   Amount    Shares   Amount    Shares   Amount

Cumulative Second Preferred
 Convertible Stock
  Balance, beginning of year           1,375   $  138     1,405   $  141     1,497   $  150
  Exchange of common stock
   for convertible preferred stock        (4)      (1)      (30)      (3)      (92)      (9)
  Balance, end of year                 1,371   $  137     1,375   $  138     1,405   $  141
Common Stock
  Balance, beginning of year         253,860   $   25   253,070   $   25   249,095   $   25
  Exchange of common stock
   for convertible preferred stock        19        -       219        -     1,252        -
  Issuances related to benefit
   and dividend reinvestment plans         -        -       197        -     1,303        -
  Sales of common stock                2,066        1       374        -     1,420        -
  Balance, end of year               255,945   $   26   253,860   $   25   253,070   $   25
Additional Paid-in Capital
  Balance, beginning of year                   $1,791             $1,788             $1,708
  Exchange of common stock
   for convertible preferred stock                 (1)                (3)                 9
  Issuances related to benefit
   and dividend reinvestment plans                (16)                (5)                30
  Sales of common stock                           109                 15                 51
  Other                                           (13)                (4)               (10)
  Balance, end of year                         $1,870              $1,791            $1,788
Retained Earnings
  Balance, beginning of year                   $1,651              $1,351            $1,105
  Net income                                      584                 520               453
  Cash dividends
     Common stock ($0.8625, $0.8125
      and $0.7625 per share, in 1996,
      1995 and 1994, respectively)               (212)              (204)              (192)
     Preferred stock ($11.7750,
      $11.0922 and $10.6054 per
      share in 1996, 1995 and 1994,
      respectively)                               (16)               (16)               (15)
  Balance, end of year                         $2,007              $1,651            $1,351
Cumulative Foreign Currency
 Translation Adjustment
  Balance, beginning of year                   $ (153)             $ (159)           $ (139)
  Translation adjustments                          26                   6               (20)
  Balance, end of year                         $ (127)             $ (153)           $ (159)
Treasury Stock
  Balance, beginning of year          (2,618)  $  (93)   (1,395)   $  (41)       -   $    -
  Shares acquired                     (2,226)     (85)   (3,496)     (118)  (1,898)     (56)
  Exchange of common stock
   for convertible preferred stock        46        2       183         5        -        -
  Issuances related to benefit
   and dividend reinvestment plans     2,249       81     2,090        61       48        1
  Sales of treasury stock              1,728       65         -         -      455       14
  Balance, end of year                  (821)  $  (30)   (2,618)   $  (93)  (1,395)  $  (41)
Other
  Balance, beginning of year                   $ (194)             $ (225)           $ (226)
  Issuances related to benefit
   and dividend reinvestment plans                 34                  30                 1
  Other                                             -                   1                 -
  Balance, end of year                         $ (160)             $ (194)           $ (225)
Total Shareholders' Equity                     $3,723              $3,165            $2,880

The accompanying notes are an integral part of these consolidated financial statements.

                  ENRON CORP. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation Policy and Use of Estimates. The accounting and financial reporting policies of Enron Corp. and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The consolidated financial statements include the accounts of all majority-owned subsidiaries of Enron Corp. after the elimination of significant intercompany accounts and transactions. Investments in unconsolidated subsidiaries are accounted for by the equity method.

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

   Cash Equivalents. Enron records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

   Inventories. Inventories consisting primarily of natural gas in storage of $73 million and $55 million and crude oil and liquid petroleum products of $84 million and $50 million at December 31, 1996 and 1995, respectively, are priced at the lower of cost or market.

   Depreciation, Depletion and Amortization. The provision for depreciation and amortization with respect to operations other than oil and gas producing activities (see below) is computed using the straight-line or Federal Energy Regulatory Commission
(FERC) mandated method based on estimated economic lives. Composite depreciation rates are applied to functional groups of property having similar economic characteristics.

   Provisions for depreciation, depletion and amortization of proved oil and gas properties are calculated using the units-of-production method. Estimated future dismantlement, restoration and abandonment costs, net of salvage credits, are taken into account in determining depreciation, depletion and amortization.

   Income Taxes. Enron accounts for income taxes using an asset and liability approach under which deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 4).

   Earnings Per Share. Primary earnings per share is computed on the basis of the average number of common shares outstanding during the periods. Common shares held by the Enron Corp. Flexible Equity Trust are not included in the computation of earnings per share until such shares are released to fund employee benefits (see Note 10). Dilutive common stock equivalents are not material and are not included in the computation of primary earnings per share. Fully diluted earnings per share is computed based upon the average number of common stock and common stock equivalent shares outstanding plus the average number of common shares issuable upon the assumed conversion of convertible securities.

   Accounting for Price Risk Management. Enron engages in price risk management activities for both trading and non-trading purposes. Activities for trading purposes, generally consisting of services provided to the energy sector through Enron Capital & Trade Resources (ECT), are accounted for using the mark-to-market method. Under such method, changes in the market value of outstanding financial instruments are recognized as gain or loss in the period of change. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Enron's position in an orderly manner over a reasonable period of time under present market conditions.

   Activities for non-trading purposes consist of transactions entered into by Enron's other business units to hedge the impact of market fluctuations on assets, liabilities, production or other contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss on the hedged item is recognized. See Note 3 for further discussion of Enron's price risk management activities.

   Accounting for Oil and Gas Producing Activities. Enron accounts for oil and gas exploration and production activities under the successful efforts method of accounting. Under such method, oil and gas lease acquisition costs are capitalized when incurred. Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is recognized. Amortization of any remaining costs of such leases begins at a point prior to the end of the lease term depending upon the length of such term. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

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

   Accounting for Development Activity. Enron's project development costs consist of fees, licenses and permits, site testing, bid costs and other charges, including salaries and employee expenses, incurred in developing domestic and international projects. These costs may be recovered through development cost reimbursements from joint venture partners or other third parties, written off against development fees received, or may be included as part of an investment in those ventures where Enron continues to participate. Accumulated costs of project development are otherwise expensed in the period that management determines it is probable that the costs will not be recovered.

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

   Foreign Currency Translation. For international subsidiaries, asset and liability accounts are translated at year-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of shareholders' equity. Currency transaction gains and losses are recorded in income.

   Reclassifications. Certain reclassifications have been made to the consolidated financial statements for prior years to conform with the current presentation.

2  PROPOSED MERGER

   Enron announced on July 22, 1996 that it had signed an agreement to merge with Portland General Corporation (PGC) in a stock-for-stock transaction. PGC is an electric utility holding company, serving retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron proposes to issue approximately 51 million common shares to shareholders of PGC in a one for one exchange of shares, as a result of which Enron will be the surviving corporation. Enron will consolidate PGC's debt of approximately $1.1 billion and account for the transaction on a purchase accounting basis.

   In separate shareholder meetings held on November 12, 1996, 75% of the Enron common shares and 77% of PGC common shares were voted in favor of the merger. The merger is conditioned, among other things, upon securing regulatory approval from the Oregon Public Utilities Commission (OPUC) consistent with certain conditions in the Enron/PGC merger agreement. The FERC approved the merger on February 26, 1997. A decision on Enron's merger approval application pending before the OPUC is expected in 1997.

3  PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

   Trading Activities. Enron, through ECT, offers price risk management services to the energy sector. These services primarily relate to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). ECT provides these services through a variety of financial instruments including forward contracts involving physical delivery of an energy commodity, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. ECT also manages interest rate risks and foreign currency risks associated with the fair value of its energy commodities portfolio. A variety of financial instruments, including financial futures, are used for this purpose.

   ECT accounts for these activities using the mark-to-market method of accounting. Under mark-to-market accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future servicing costs, with resulting unrealized gains and losses recorded as "Assets and Liabilities From Price Risk Management Activities" in the Consolidated Balance Sheet. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments. The amounts shown in the Consolidated Balance Sheet related to price risk management activities also include assets or liabilities which arise as a result of the actual timing of settlements related to these contracts. Current period changes in the assets and liabilities from price risk management activities (resulting primarily from newly originated transactions, restructuring and the impact of price movements) are recognized as net gains or losses in "Other Revenues."

   Notional Amounts and Terms.   The notional amounts and terms
of these financial instruments at December 31, 1996 are set forth below (volumes in trillions of British thermal units equivalent
(TBtue), dollars in millions):

                        Fixed Price  Fixed Price     Maximum
                           Payor       Receiver   Terms in years

Energy commodities
  Natural gas              7,562        7,017          18
  Crude oil and liquids      889          556          11
  Electricity                852        2,127          15
Financial products
  Interest rate(a)       $12,530       $1,915          19
  Foreign currency           412          422          18
Equity investments(b)        432          809           5

(a) The interest rate fixed price receiver represents the net notional dollar value of the interest rate sensitive component of the combined commodity portfolio. The interest rate fixed price payor represents the notional contract amount of a portfolio of various financial instruments used to hedge the net present value of the commodity portfolio. For a given unit of price protection, different financial instruments require different notional amounts. For example, approximately $730 million notional strip of Eurodollar futures contracts are equivalent to $100 million of two year U.S. Treasury notes. Although the notional amounts vary, the two instruments offer essentially the same price behavior for a given move in interest rates. Similarly, the Fixed Price Payor and Fixed Price Receiver notional amounts listed above are significantly different but offer the same price risk behavior. Further, because these positions are offsetting, little financial exposure occurs to movements in interest rates.
(b) Includes equity swaps entered into by all of Enron.

   ECT also has sales and purchase commitments associated with contracts based on market prices totaling 4,477 TBtue, with terms extending up to 19 years.

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

   The volumetric weighted average maturity of ECT's entire portfolio of price risk management activities as of December 31, 1996 was approximately 2.8 years.

   Fair Value. The fair value of the financial instruments as of December 31, 1996, which include energy commodities and the related foreign currency and interest rate instruments, and the average fair value of those instruments held during the year are set forth below:

                             Fair Value         Average Fair Value
                               as of            for the Year Ended
                              12/31/96              12/31/96(a)
(In Millions)           Assets   Liabilities   Assets   Liabilities

Natural gas             $1,959     $1,248      $1,750      $923
Crude oil and liquids      443        578         361       420
Electricity                320        183         182        98

(a) Computed using the ending balance at each month end.

   The net change in the value of ECT's portfolio of price risk management activities for the year ended December 31, 1996, exclusive of the effects of monetizing certain assets from price risk management activities and primarily attributable to financial instruments fixing energy commodity pricing, was $208 million and is included in "Other Revenues". Essentially all of ECT's operations relate to providing price risk management services. Accordingly, earnings for this operating segment appropriately reflect the net gain arising from trading activities for the year ended December 31, 1996.

   Market Risk.   To provide solutions to energy problems
worldwide, ECT serves a diverse customer group that includes independent power producers, industrials, gas and electric utilities, oil and gas producers, financial institutions and other energy marketers. This broad customer mix generates a need for a variety of financial structures, products and terms. This diversity requires ECT to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by Enron's Board of Directors. Market risks are monitored by a risk control group operating separately from the units that create or actively manage these risk exposures to ensure compliance with Enron's stated risk management policies at both the corporate and subsidiary levels. Risk measurement is also supplemented with stress testing and scenario analysis. ECT's fixed price contract portfolio is typically balanced to within an annual average of 1% of the total notional physical and financial transaction volumes marketed.

   ECT measures the risk in its portfolio on a daily basis in accordance with value-at-risk and other methodologies, which simulate forward price curves in the energy markets to estimate the size and probability of future potential losses. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products. The use of this methodology requires a number of key assumptions including the selection of a confidence level for losses, the holding period chosen for the value-at-risk calculation and the treatment of risks outside the value-at-risk methodologies, including liquidity risk and event risk.

   ECT expresses value-at-risk as a percentage of Enron's earnings based on a 95% confidence level using one day holding periods. On a one day basis as of December 31, 1996, ECT's value-at-risk for its price risk management activities was less than 2% (unaudited) of Enron's total income before interest, minority interests and income taxes. Since this is not an absolute measure of risk under all conditions for all products, ECT performs alternative scenario analyses to estimate the economic impact of a sudden market movement on the value of the trading portfolio (stress testing). The results of the stress testing, along with the professional judgments of experienced business and risk managers, are used to supplement the value-at-risk methodology and capture additional market-related risks, including liquidity, event, concentration and correlation reliance risk.

   Based upon the ongoing policies and controls discussed above, Enron does not anticipate a materially adverse effect on financial position or results of operations as a result of market fluctuations.

   Credit Risk.   Credit risk relates to the risk of loss that
Enron would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The counterparties associated with ECT's assets from price risk management activities as of December 31, 1996 and 1995 are summarized as follows:


                         Assets from Price Risk Management Activities
                                       December 31, 1996
                             Investment       Below
(In Millions)                 Grade(a)   Investment Grade   Total

Independent power producers   $  358           $103        $  461
Oil and gas producers            422            369           791
Energy marketers                 466            132           598
Gas and electric utilities       495             29           524
Financial institutions           191              -           191
Industrials                       35             13            48
Other                            108              1           109
  Total                       $2,075           $647         2,722
  Credit and other reserves                                  (249)
  Assets from price risk
   management activities(b)                                $2,473

                         Assets from Price Risk Management Activities
                                       December 31, 1995
                             Investment       Below
(In Millions)                 Grade(a)   Investment Grade   Total

Independent power producers   $  573           $105        $  678
Oil and gas producers            318            109           427
Energy marketers                 132            103           235
Gas and electric utilities       234             45           279
Financial institutions            38              5            43
Industrials                       35             43            78
Other                            202             42           244
  Total                       $1,532           $452         1,984
  Credit and other reserves                                  (207)
  Assets from price risk
   management activities(b)                                $1,777

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interests, including oil and gas reserves. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively.
(b) Two and three customers' exposures at December 31, 1996 and 1995, respectively, comprise greater than 5% of Assets From Price Risk Management Activities. All are included above as Investment Grade.

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

   Non-Trading Activities. Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production or other contractual commitments.
Changes in the market value of these hedge transactions are deferred until the gain or loss is recognized on the hedged item. For example, interest rate swaps and options are utilized to synthetically convert floating rate liabilities to fixed and to convert fixed rate liabilities to floating. Natural gas and crude oil swaps and options are utilized to alter Enron's consolidated exposure to price fluctuations in the exploration and production segment of the business.

   Interest Rate Swaps. At December 31, 1996, Enron had entered into interest rate swap agreements with a notional principal amount of $3.6 billion to manage interest rate exposure. Swap agreements relating to notional amounts of $1.9 billion and $1.7 billion are scheduled to terminate in 1998 and thereafter, respectively.

   Energy Commodity Price Swaps. At December 31, 1996, Enron was a party to energy commodity price swaps covering 10 TBtu, 100 TBtu and 161 TBtu of natural gas for the years 1997, 1998 and the period 1999 through 2004, respectively, and 2 million, 2 million and 1 million barrels of crude oil for the years 1997, 1998 and the period 1999 through 2000, respectively.

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

   Financial Instruments. The carrying amounts and estimated fair values of Enron's financial instruments, excluding trading activities which are marked to market, at December 31, 1996 and 1995 were as follows:

                                       1996                  1995
                                Carrying  Estimated   Carrying  Estimated
(In Millions)                    Amount   Fair Value   Amount   Fair Value

Long-term debt (Note 6)          $3,349     $3,508     $3,065     $3,360
Company-obligated preferred
 stock of subsidiaries (Note 9)     592      607          377        386
Interest rate swaps                   -      (11)           -        (18)
Energy commodity price swaps          -      (64)           -         90

   Enron uses the following methods and assumptions in estimating fair values: (a) long-term debt - the carrying amount of variable-rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using Enron's current borrowing rates; (b) Company-obligated preferred stock of subsidiaries - the fair value is based on quoted market prices; and (c) interest rate swaps and energy commodity price swaps - estimated fair values have been determined by using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts (see "Non-Trading Activities" above).

   The fair market value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts.

   Guarantees of liabilities of unconsolidated entities and residual value guarantees have no carrying value and fair values which are not readily determinable (see Note 15).

4  INCOME TAXES

   The components of income before income taxes are as follows:

(In Millions)        1996      1995      1994

U.S.                 $551      $622      $415
Foreign               304       183       205
                     $855      $805      $620

   Total income tax expense is summarized as follows:

(In Millions)                  1996    1995   1994

Payable currently -
  Federal                      $ 16   $ 29    $ 49
  State                          11     26      14
  Foreign                        37     14      11
                                 64     69      74
Payment deferred -
  Federal                       174    158      78
  State                          (1)    30      (6)
  Foreign                        34     28      21
                                207    216      93
Total Income Tax Expense       $271   $285    $167

   The differences between taxes computed at the U.S. Federal statutory tax rate and Enron's effective income tax rate are as follows:

                                    1996     1995     1994

Statutory Federal income tax rate  35.0 %   35.0 %   35.0 %
Net state income taxes              0.8 %    4.5 %    0.8 %
Tight gas sands tax credit         (1.8)%   (2.8)%   (5.9)%
Equity earnings                    (3.3)%   (3.8)%   (3.7)%
Minority interest                   3.1 %    1.9 %    1.7 %
Asset and stock sale differences    1.8 %    2.1 %      -
Cash value in life insurance       (3.2)%      -        -
Other                              (0.7)%   (1.4)%   (1.0)%
Effective income tax rate          31.7 %   35.5 %   26.9 %

   The principal components of Enron's net deferred income tax liability at December 31, 1996 and 1995 were as follows:

(In Millions)                             1996      1995

Deferred income tax assets -
  Alternative minimum tax credit
   carryforward                          $  235    $  231
  Other                                     143        84
                                            378       315
Deferred income tax liabilities -
  Depreciation, depletion and
   amortization                           1,622     1,617
  Price risk management activities          536       427
  Other                                     638       470
                                          2,796     2,514
Net deferred income tax liabilities(a)   $2,418    $2,199

(a) Includes $128 million and $13 million in other current liabilities for 1996 and 1995, respectively.

   Enron has an alternative minimum tax (AMT) credit carryforward of approximately $235 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period.

   Enron has a consolidated net operating loss carryforward for Federal tax purposes of approximately $222 million. The loss carryforward will be available in full until 2011. The benefit of this net operating loss has been recognized as a deferred tax asset.

   U.S. and foreign taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted to the parent company. Foreign subsidiaries' cumulative undistributed earnings of approximately $475 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Enron may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

5  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes and interest expense, including fees incurred on sales of accounts receivable, is as follows:

(In Millions)                            1996      1995      1994

Income taxes (net of refunds)            $ 89      $ 13      $ 57
Interest (net of amounts capitalized)     290       296       268

   In March 1995, a subsidiary of Enron Oil & Gas Company (EOG) issued redeemable preferred stock with a liquidation/redemption value of $19 million in exchange for certain oil and gas properties. These preferred shares were exchanged in 1995 for 633,333 shares of Enron's common stock.

6  CREDIT FACILITIES AND DEBT

   Enron has credit facilities with domestic and foreign banks which provide for an aggregate of $1.2 billion in long-term committed credit. Expiration dates of the committed facilities range from June 2001 to November 2001. Interest rates on borrowings are based upon the London Interbank Offered Rate, certificate of deposit rates or other short-term interest rates. Certain credit facilities contain covenants which must be met to borrow funds. Such debt covenants are not anticipated to materially restrict Enron's ability to borrow funds under such facilities. Compensating balances are not required, but Enron is required to pay a commitment or facility fee. During 1996, no amounts were outstanding under these facilities.

   Enron has also entered into agreements which provide for uncommitted lines of credit totaling $720 million at December 31, 1996. The uncommitted lines have no stated expiration dates. Neither compensating balances nor commitment fees are required as borrowings under the uncommitted credit lines are available subject to agreement by the participating banks. At December 31, 1996, $191 million was outstanding under the uncommitted lines.

   In addition to borrowing from banks on a short-term basis, Enron and certain of its subsidiaries sell commercial paper to provide financing for various corporate purposes. As of December 31, 1996 and 1995, short-term borrowings of $298 million and $15 million, respectively, have been reclassified as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year subject to overall reductions in debt levels. Similarly, at December 31, 1996 and 1995, $175 million and $286 million, respectively, of long-term debt due within one year remained classified as long-term. Weighted average interest rates on short-term debt outstanding at December 31, 1996 and 1995 were 7.0% and 6.3%, respectively.

  Detailed information on long-term debt is as follows:

                                                 December 31,
(In Millions)                                   1996      1995

Enron Corp.
  Debentures
     6.75% due 2005 - senior subordinated      $  200    $  200
     8.25% due 2012 - senior subordinated         150       150
  Notes payable
     8.10% to 9.25% due 1996                        -       250
     6.25% - exchangeable notes due 1998          228       228
     8.50% to 10.00% due from 1998 to 2001        450       450
     6.75% to 9.875% due from 2003 to 2007        992       992
     7% due 2023                                  100       100
     Other                                          4        10
Northern Natural Gas Company
  Notes payable
     8.00% due 1999                               250       250
     6.875% due 2005                              100       100
Transwestern Pipeline Company
  Notes payable
     7.55% to 9.10% due 2000                      123       123
     9.20% due from 1998 to 2004                   27        27
Enron Oil & Gas Company
  Notes payable
     9.10% due 1998                                40        70
     5.86% to 6.70% due from 2001 to 2006         255         -
     Other                                        105        78
Enron Europe Limited
  Other                                            41        39
Amount reclassified from short-term debt          298        15
Unamortized debt discount and premium             (14)      (17)
Total long-term debt                           $3,349    $3,065

   The Enron 6.25% Exchangeable Notes are mandatorily exchangeable in 1998 into shares of EOG common stock at a specified exchange rate or, at Enron's option, for cash with an equal value. Enron currently intends to satisfy the exchange obligation by delivering shares of EOG common stock.

   The aggregate annual maturities of long-term debt outstanding at December 31, 1996 were $175 million, $391 million, $328 million, $131 million and $314 million for 1997 through 2001, respectively.

7  ACCOUNTS RECEIVABLE SALES

   Enron has entered into an agreement which provides for the sale of trade accounts receivable with limited recourse provisions and the rights to certain recoverable pipeline transition surcharges expiring January 31, 1999. Sales of trade receivables under these agreements totaled $250 million and $100 million at December 31, 1996 and 1995, respectively.

   The fees incurred on the sales of accounts receivable totaled
$8 million, $23 million and $20 million for 1996, 1995 and 1994, respectively, and are included in "Interest and Related Charges, net."

   Enron affiliates have concentrations of customers in the electric and gas utility and oil and gas exploration and production industries. These concentrations of customers may impact Enron's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, Enron's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

8  UNCONSOLIDATED SUBSIDIARIES

   Summarized combined financial information of Enron's unconsolidated subsidiaries is presented below:

                                           December 31,
(In Millions)                           1996         1995

Balance sheet
  Current assets                       $2,587       $1,777
  Property, plant and equipment, net    8,064        7,814
  Other noncurrent assets                 902          968
  Current liabilities                   2,381        2,050
  Long-term debt                        5,230        4,982
  Other noncurrent liabilities          1,139        1,142
  Owners' equity                        2,803        2,385

                                 Year Ended December 31,
(In Millions)                   1996      1995      1994

Income statement
  Operating revenues          $11,676    $8,258    $7,103
  Operating expenses           10,567     7,335     6,422
  Net income                      464       226       290
Distributions paid to Enron        84        68        81

   Enron's equity in earnings (losses) of unconsolidated subsidiaries is as follows:

                                 Ownership   Year Ended December 31,
(In Millions)                     Interest     1996   1995   1994

Citrus Corp.                        50%        $ 22   $27    $ 27
EOTT Energy Partners, L.P.          49%           9   (23)      5
Joint Energy Development
 Investments L.P.                   50%          71     4       7
Teesside Power Limited              50%(a)       29    18      13
Transportadora de Gas del Sur S.A.  35%(a)       29    22      23
Other                                            55    38      37
                                               $215   $86    $112

(a) Net of minority interests, the ownership is 28% for Teesside Power Limited and 24% for Transportadora de Gas del
    Sur S.A.

   Citrus Corp.   Enron has a 50% indirect ownership interest in
and provides services to Citrus Corp. (Citrus), a joint venture to transport and market natural gas to Florida. Effective March 1, 1995, Citrus' wholly-owned subsidiary, Florida Gas Transmission Company (Florida Gas), placed into service its Phase III pipeline expansion. The Phase III expansion increased Florida Gas' firm average delivery capacity by 530 million cubic feet per day to 1.5 billion cubic feet per day.

   EOTT Energy Partners, L.P.   During March 1994, EOTT Energy
Corp., a wholly-owned subsidiary of Enron, exchanged its crude oil marketing and transportation operations with EOTT Energy Partners, L.P. (EOTT) for common and subordinated units and a 2% general partnership interest. The common units were subsequently sold in an underwritten public offering. Enron purchased additional units during 1995 and 1996 to increase its ownership from 42% to 49%.

   Enron is committed to provide support for EOTT's common unit distributions, if needed, up to a total of $29 million through March 1998 through the purchase of Additional Partnership Interests. Letters of credit and trade guarantees issued on behalf of EOTT which were outstanding at December 31, 1996 are discussed in Note 15.

   Joint Energy Development Investments L.P. (JEDI).   JEDI, a
limited partnership which acquires and owns energy investments, was formed in 1993 with an Enron subsidiary and the California Public Employee Retirement System (CalPERS) each owning a 50% interest. Enron and CalPERS committed to each invest $250 million of capital in JEDI through 1996, all of which has been contributed as of December 31, 1996.

   JEDI's capital investments are carried at fair value. For publicly traded securities, fair value is based upon quoted market prices. For securities that are not publicly traded, estimates of the fair value are made based upon review of the investee's financial results, condition and prospects.

   Teesside Power Limited (Teesside).   Enron has reduced its
effective interest in Teesside, a joint venture cogeneration company which owns a 1,875 megawatt independent power facility in northeast England, from 50% in 1994 to 28% in 1996. An affiliate of Enron operates the facility. Enron has guaranteed Teesside's obligation for certain grid charges and other amounts which could become due under certain power sales agreements. The notional amount of such guarantees is included in Note 15.

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

   Transportadora de Gas del Sur S.A.   Enron holds an effective
35% interest, including 18% through Enron Global Power & Pipelines L.L.C., in Compania de Inversiones de Energia S.A., an Argentine corporation which owns 70% of Transportadora de Gas del Sur S.A. (TGS). TGS is the owner and operator of a 4,104 mile natural gas pipeline system in Argentina which connects major gas fields in southern and western Argentina with distributors of gas in those areas and in the greater Buenos Aires area, the principal population center of Argentina. TGS is one of two transmission systems in Argentina.

9  PREFERRED STOCK

   Preferred and Preference Stock.   At December 31, 1996, Enron
had outstanding 1,370,714 shares of Cumulative Second Preferred Convertible Stock (the Convertible Preferred Stock), $1 par value. The Convertible Preferred Stock pays dividends at an amount equal to the higher of $10.50 per share or the equivalent dividend that would be paid if shares of the Convertible Preferred Stock were converted to common stock. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder thereof into 13.652 shares of Enron's common stock, subject to certain adjustments. The Convertible Preferred Stock is currently subject to redemption at Enron's option at a price of $100 per share plus accrued dividends. During 1996, 1995 and 1994, 4,780 shares, 29,489 shares, and 91,694 shares, respectively, of the Convertible Preferred Stock were converted into common stock.

   Company-Obligated Preferred Stock of Subsidiaries.   Summarized
information for Enron's Company-Obligated Preferred Stock of
Subsidiaries is as follows:

                                                                 Liquidation
(In Millions, Except Per Share                    December 31,      Value
 Amounts and Shares)                             1996      1995   Per Share

Enron Capital Trust I(a)
  8.3% Trust Originated Preferred Securities
   (8,000,000 shares)(b)                         $200      $  -   $     25

Enron Capital Resources, L.P.(c)
  9% Cumulative Preferred Securities, Series A
   (3,000,000 shares)(b)                           75        75         25

Enron Capital LLC(d)
  8% Cumulative Monthly Income Preferred
   Shares (MIPS) (8,550,000 shares)(b)            214       214         25

Enron Equity Corp.(d)
  8.57% Preferred Stock (880 shares)(b)            88        88    100,000
  7.39% Preferred Stock (150 shares)(b)(e)         15         -    100,000

                                                 $592      $377

(a) Delaware grantor trust.
(b) Redeemable at Enron's option under certain circumstances after specified dates.
(c) Enron is sole general partner.
(d) Wholly-owned subsidiary of Enron.
(e) Mandatorily redeemable on April 30, 2006.

10  COMMON STOCK

   Stock Option Plans.   Enron applies Accounting Principles
Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, compensation expense charged against income for the restricted stock plan for 1996, 1995 and 1994 was immaterial and no compensation expense has been recognized for the fixed stock
option plans.   Had compensation cost for Enron's stock option
compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of the Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," Enron's net income and earnings per share would have been $562 million ($2.22 per share primary, $2.07 per share fully diluted) in 1996 and $514 million ($2.05 per share primary, $1.92 per share fully diluted) in 1995.

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the pro forma amounts to be expected in future years.

   For purposes of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for grants in 1996 and 1995, respectively: (i) dividend yield of 2.3% and 2.4%; (ii) expected volatility of 23.8% and 24.3%; (iii) risk-free interest rates of 5.9% and 6.4%; and (iv) expected lives of 4.0 years and 3.7 years.

   Enron has four fixed option plans (the Plans) under which options for shares of Enron's common stock have been or may be granted to officers, employees and non-employee members of the
Board of Directors.   Options granted may be either incentive
stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. The Plans provide for options to be granted with a stock appreciation rights feature; however, Enron does not presently intend to issue options with this feature. Under the Plans, Enron may grant options with a maximum term of 10 years. Options vest under varying schedules.

   Summarized information for Enron's Plans is as follows:

                             1996               1995              1994
                                Weighted           Weighted          Weighted
                                Average            Average           Average
                                Exercise           Exercise          Exercise
(Shares in Thousands)   Shares   Price     Shares   Price    Shares   Price

Outstanding,
 beginning of year      22,493   $29.02    24,246   $27.38    9,680   $19.64
  Granted(a)             7,370    39.71     2,971    34.27   15,806    31.19
  Exercised             (3,615)   24.41    (3,137)   20.91   (1,019)   13.50
  Forfeited               (749)   31.66    (1,586)   29.89     (221)   24.82
  Expired                  (23)   30.65        (1)   23.42        -        -
Outstanding,
 end of year            25,476   $32.69    22,493   $29.02   24,246   $27.38
Exercisable,
 end of year            12,883   $30.65     9,599   $26.11    7,184   $22.22
Available for grant,
 end of year(b)          6,505              7,831             9,252
Weighted average
 fair value of
 options granted         $9.44              $7.86

(a) Includes options granted on December 31, 1996, December 29, 1995 and December 30, 1994 for 815,650 shares, 997,095 shares and 9,717,750 shares, respectively, under all-employee stock option grants for the years 1995 through 2000.
(b) Includes up to 5,232,218 shares, 5,209,620 shares and 5,245,100 shares as of December 31, 1996, 1995 and 1994, respectively, which may be issued either as restricted stock or pursuant to stock options.

   The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                  Options Outstanding            Options Exercisable
                                        Weighted
                                         Average     Weighted                 Weighted
                            Number      Remaining    Average       Number     Average
  Range of               Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices          at 12/31/96       Life       Price     at 12/31/96    Price

$ 9.13 to $28.50            3,725        5 years      $22.10       3,064       $20.96
 29.00 to  30.25            2,258        6 years       29.67       1,364        29.53
 30.50 to  30.50            7,477        8 years       30.50       2,727        30.50
 30.88 to  34.00            3,413        4 years       33.83       2,613        33.81
 34.25 to  38.13            4,827        7 years       37.21       2,475        37.04
 39.13 to  40.88            1,099        9 years       39.64         208        39.65
 43.13 to  45.00            2,677        7 years       43.13         432        43.70

$ 9.13 to $45.00           25,476        7 years      $32.69      12,883       $30.65

   Restricted Stock Plan.   Under Enron's Restricted Stock Plan,
participants may be granted stock without cost to the participant. The shares issued under this plan vest to the participants at various times ranging from immediate vesting to vesting at the end of a five year period. The following summarizes shares of restricted stock under this plan:

(Shares in Thousands)               1996      1995      1994

Outstanding, beginning of year       159       194       222
  Granted                          1,772        45        30
  Issued                          (1,062)      (70)      (56)
  Forfeited or expired               (44)      (10)       (2)
Outstanding, end of year             825       159       194
Available for grant, end of year   5,232     5,210     5,245
Weighted average fair value of
 restricted stock granted         $37.04    $31.36    $32.89

   Flexible Equity Trust (the Trust).   In December 1993, Enron
established the Trust to fund a portion of its obligations arising from its various employee compensation and benefit plans. Enron issued 7.5 million shares of common stock to the Trust in exchange for cash and an interest bearing promissory note. The note held by Enron is reflected as a reduction of shareholders' equity. Common shares held by the Trust are not included in the computation of earnings per share until such shares are released to fund employee benefits. During 1996 and 1995, respectively, 2,233,867 shares and 1,049,403 shares were released to fund employee benefits.

   Forward Contracts. At December 31, 1996, Enron has forward contracts to purchase 4.3 million shares of Enron Corp. common stock at an average price of $39.25 per share. Enron has the option to settle the forward contracts in cash or an equivalent value of Enron common stock over the next five years. Shares potentially deliverable to the counterparty under the contracts are treated as common stock equivalents for purposes of determining earnings per share.

11  RETIREMENT BENEFITS PLAN AND ESOP

   Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. Through December 31, 1994, participants in the Enron Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In connection with a change to the retirement benefit formula, Enron amended the Enron Plan providing, among other things, that all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996.

   Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron
Plan. All shares included in the ESOP have been allocated to the employee accounts. At December 31, 1996 and 1995, 15,976,195 shares and 20,895,553 shares, respectively, of Enron common stock were held by the ESOP, a portion of which may be used to offset benefits under the Enron Plan.

   The components of pension expense are as follows:

(In Millions)                   1996    1995   1994

Service cost - benefits earned
 during the year                $ 14   $  1    $ 16
Interest cost on projected
 benefit obligation               23     21      26
Actual return on plan assets    (34)   (32)    (22)
Amortization and deferrals         9      9    (12)
Pension expense (income)        $ 12   $(1)    $  8

   The measurement date of the Enron Plan and the ESOP is September 30. The funded status as of the valuation date of the Enron Plan and the ESOP reconciles with the amount detailed below which is included in "Other Assets" on the Consolidated Balance
Sheet.

(In Millions)                           1996      1995

Actuarial present value of accumulated
 benefit obligation
  Vested                               $(301)    $(276)
  Nonvested                               (4)      (27)
Additional amounts related
 to projected wage increases              (5)      (11)
Projected benefit obligation            (310)     (314)
Plan assets at fair value(a)             315       295
Plan assets in excess of (less than)
 projected benefit obligation              5       (19)
Unrecognized net loss                     46        53
Unrecognized prior service cost           36        44
Unrecognized net asset at transition     (30)      (36)
Contributions                              1         1
Prepaid pension cost at December 31    $  58     $  43

Discount rate                            7.5%      7.5%
Long-term rate of return on assets      10.5%     10.5%
Rate of increase in wages                4.0%      4.0%

(a) Includes plan assets of the ESOP of $137 million and $152 million for the years 1996 and 1995, respectively.

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

(In Millions)                                1996    1995

Actuarial present value of accumulated
 postretirement benefit obligation (APBO)
  Retirees                                  $(126)  $(114)
  Fully eligible active plan
   participants                                (2)     (2)
  Other employees                             (16)    (15)
     Total APBO                              (144)   (131)
Plan assets at fair value                      15      10
APBO in excess of plan assets                (129)   (121)
Unrecognized transition obligation             66      70
Unrecognized prior service costs               20      19
Unrecognized net loss                          33      26
Accrued postretirement benefit obligation   $ (10)  $  (6)

Discount rate                                 7.5%    7.5%
Health care cost trend rate(a)               11.0%   11.7%

(a) This rate is assumed to decrease to 5.0% over 9 years.

   The components of net periodic postretirement benefit expense are as follows:

(In Millions)                     1996   1995    1994

Service costs                     $ 1     $ 1    $ 1
Interest costs                     10       9      8
Amortization and deferrals          6       6      6
Postretirement benefit expense    $17     $16    $15

   A 1% increase in the health care cost trend rate would have the effect of increasing the APBO and the net periodic expense by approximately $9 million and $1 million, respectively.

13  NATURAL GAS RATES AND REGULATORY ISSUES

   Regulatory issues and rates on Enron's regulated pipelines are subject to final determination by the FERC. Enron's regulated pipelines currently apply accounting standards that recognize the economic effects of regulation and, accordingly, have recorded regulatory assets and liabilities related to their operations. Enron evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. Net regulatory assets at December 31, 1996 and 1995, respectively, were $312 million and $291 million, which included transition costs incurred related to FERC Order 636 of $86 million and $125 million. The regulatory assets related to the FERC Order 636 transition costs are scheduled to be primarily recovered from customers by the end of 1998, while the remaining assets are expected to be recovered over varying time periods.

   Enron's regulated pipelines have all successfully completed their transitions under FERC Order 636 although future transition costs may be incurred subject to ongoing negotiations and market factors. On March 1, 1995, Northern filed a general rate case proceeding with the FERC which fulfilled a commitment made during its FERC Order 636 restructuring proceeding. On March 15, 1996, Northern filed a settlement which resulted in Northern withdrawing the general rate case, thus leaving the previously effective rates in effect. The Commission approved this settlement on July 31, 1996.

   Transwestern filed a settlement on May 21, 1996 (the May 21 Settlement) which modified, in part, the 1995 Global Settlement in which Transwestern and its customers resolved, among other things, the turnback of approximately 450,000 MMBtu/d of capacity by Southern California Gas Company, effective November 1, 1996. The May 21 Settlement resolved all matters regarding pending transition costs and provided for a rate reduction of settled transportation rates, which are subject to escalation, effective on November 1, 1998. The Commission approved the May 21 Settlement on October 16, 1996.

   Enron believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of pending regulatory matters will not have a material impact on Enron's financial position or results of operations.

14  LITIGATION AND OTHER CONTINGENCIES

   Enron is party to various claims and litigation, the significant items of which are discussed below. Although no assurances can be given, Enron believes, based on its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a materially adverse impact on Enron's financial position or, except as discussed below, its results of operations.

   Litigation. In 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The court has certified a class action with respect to ratability issues. The Enron Defendants have appealed the court's decision to certify a class action. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit was removed to the federal district court in Houston, Texas. Proceedings in the Houston lawsuit have been enjoined by an English court. Enron is appealing the injunction. In April 1996, TGTL, reserving its position in the Houston lawsuit, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to make available the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA was terminated. The CATS parties were to have provided transportation under the CRTA to ship gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. In a separate lawsuit filed in the English court, the CATS parties are suing TGTL and Enron (on the basis of its guarantee of TGTL's obligations under the CRTA) for allegedly failing to make quarterly "send-or-pay" payments under the CRTA. TGTL refused to make these payments for the same reasons that it terminated the CRTA: its position is that the Transportation Service (as defined in the CRTA) was not available. Termination of the CRTA may lead to termination of the "J-Block Contracts." Trial on these matters commenced in the English court on October 28, 1996. The trial concluded in early March 1997, and a decision is anticipated in June 1997.

   The J-Block Contracts are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provide for Enron to take or pay for certain quantities of gas at a fixed price (with possible escalations throughout the contract period) on an annual basis.
The contract price is in excess of market prices as of February 1997, however, United Kingdom natural gas prices have been volatile. The agreements provide that gas paid for, but not taken, can be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date of September 25, 1996 through September 30, 1997.
In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. While not challenging these actions, the J-Block sellers have, in a proceeding commenced in English court on March 29, 1996, sought a declaration that Enron should have agreed to a "Commissioning
Date" (which might trigger Enron's take-or-pay obligations) of earlier than September 25, 1996, the date set forth in the J-
Block Contracts as the Commissioning Date in the absence of an agreement on a earlier date. In October 1996, an English Court of Appeal ruled that Enron was not obligated to agree on an earlier Commissioning Date, thus making the contract period ending September 30, 1997 the first year in which Enron has a potential take-or-pay obligation. This ruling is being appealed to the House of Lords by the J-Block sellers.

   Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. Unsuccessful settlement discussions, adverse litigation outcomes or market conditions could result in a material adverse impact on earnings in any given period. However, although no assurances can be given, based upon information currently available and Enron's expectation of the ultimate outcome of the matters discussed above, Enron anticipates that the J-Block and CRTA contracts will not have a materially adverse effect on its financial position.

   Environmental Matters. Enron is subject to extensive Federal, state and local environmental laws and regulations. These laws and regulations require expenditures in connection with the construction of new facilities, the operation of existing facilities and for remediation at various operating sites. The implementation of the Clean Air Act Amendments is expected to result in increased operating expenses. These increased operating expenses are not expected to have a material impact on Enron's financial position or results of operations.

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963 to connect its natural gas pipeline to the local distribution pipeline system servicing the city of Decorah. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. The EPA is interested in determining whether materials from the plant have adversely affected subsurface soils at the Decorah Site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil in certain areas of the tract where the plant was formerly located and to take deep soil samples in those areas where subsurface contamination would most likely be located. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

   Other. In connection with a Power Purchase Agreement between Dabhol Power Company, Enron's 80%-owned subsidiary, and the Maharashtra State Electricity Board (MSEB), Dabhol Power Company began developing Phase I of an electricity generating power plant south of Bombay, State of Maharashtra, India (the Project). On August 3, 1995, after construction had begun, a new coalition government in the State of Maharashtra announced the State government's intention to terminate the Project, and construction ceased on August 8, 1995. In response to these actions, Dabhol Power Company commenced arbitration proceedings in London against the State government for the actions it had taken to terminate the Project, seeking to recover all of its construction and other expenses in addition to lost profits. After the arbitration proceedings had begun, Dabhol Power Company began renegotiating the Power Purchase Agreement with MSEB and the Maharashtra state government. Such renegotiations, which have been successfully completed, have resulted in a restructured transaction (that includes both Phase I and Phase II and that increases the planned capacity of the facility) on terms that are acceptable to Enron. All approvals for the restructured transaction have been received and, in December 1996, construction resumed on the project and Dabhol Power Company terminated the arbitration proceedings.

15  COMMITMENTS

   Firm Transportation Obligations. Enron has firm transportation agreements with various joint venture pipelines. Under these agreements, Enron must make specified minimum payments each month. At December 31, 1996, the estimated aggregate amounts of such required future payments were $33 million, $33 million, $33 million, $34 million and $35 million for 1997 through 2001, respectively, and $335 million for later years. These amounts exclude disputed payments allegedly due in 1996 and future years totaling $994 million related to the CRTA which Enron believes has terminated. See Note 14.

   The costs incurred under firm transportation agreements, including commodity charges on actual quantities shipped, totaled $30 million, $18 million and $20 million in 1996, 1995 and 1994, respectively. Enron has assigned firm transportation contracts with two of its joint ventures to third parties and guaranteed minimum payments under the contracts averaging approximately $35 million annually through 2001 and $3 million in 2002.

   Other Commitments. Enron leases property, operating facilities and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Future commitments related to these items at December 31, 1996 were $141 million, $108 million, $80 million, $72 million and $69 million for 1997 through 2001, respectively, and $255 million for later years. Guarantees under the leases total $982 million at December 31, 1996.

   Total rent expense incurred during 1996, 1995 and 1994 was $149 million, $147 million and $125 million, respectively.

   Enron guarantees certain long-term contracts for the sale of electrical power and steam from a cogeneration facility owned by one of Enron's equity investees. Under terms of the contracts, which initially extend through June 1999, Enron could be liable for penalties should, under certain conditions, the contracts be terminated early. Enron also guarantees the performance of certain of its unconsolidated subsidiaries in connection with letters of credit issued on behalf of those unconsolidated subsidiaries. At December 31, 1996, a total of $449 million of such guarantees were outstanding, including $182 million on behalf of EOTT. In addition, Enron is a guarantor on certain liabilities of unconsolidated subsidiaries and other companies totaling approximately $820 million, including $424 million related to EOTT trade obligations. The EOTT letters of credit and guarantees of trade obligations are fully secured by the assets of EOTT. Enron has also guaranteed $187 million in lease obligations for which it has been indemnified by an "Investment Grade" company. Management does not consider it likely that Enron would be required to perform or otherwise incur any losses associated with the above guarantees. In addition, certain commitments have been made related to 1997 planned capital expenditures and equity investments.

16  OTHER INCOME, NET

   The components of Other income, net are as follows:

                                Year Ended December 31,
(In Millions)                     1996    1995   1994

Sales of assets and investments   $274   $467    $ 37
Regulatory, contingency
 and other adjustments              25    (20)     18
Foreign currency                     -     (1)      8
Litigation adjustments and
 settlements, net                   19     (8)     (1)
Interest income                     40     27      39
Other                              (25)    (4)     15
                                  $333   $461    $116

   During 1996, Enron sold approximately 12 million shares of EOG common stock. Proceeds from the sales totaled $307 million. Enron's ownership interest in EOG at December 31, 1996 was 53%. In December 1995, Enron sold 31 million outstanding shares of its EOG common stock, reducing its ownership interest from 80% to 61%. Enron received net proceeds totaling $650 million.

17  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data is as follows:

(In Millions, Except       First       Second        Third       Fourth         Total
 Per Share Amounts)       Quarter      Quarter      Quarter      Quarter         Year

Quarterly Results

1996
Revenues                  $ 3,054      $ 2,961      $ 3,225      $ 4,049       $13,289
Income before interest,
 minority interests and
 income taxes                 415          265          262          296         1,238
Net income                    213          117          123          131           584
Earnings per share:
  Primary                   $0.86        $0.46        $0.48        $0.52         $2.31(a)
  Fully diluted              0.80         0.43         0.45         0.48          2.16(a)

1995
Revenues                  $ 2,304      $ 2,149      $ 2,186      $ 2,550       $ 9,189
Income before interest,
 minority interests and
 income taxes                 371          230          239          325         1,165
Net income                    195           94          101          130           520
Earnings per share:
  Primary                   $0.79        $0.37        $0.40        $0.52         $2.07(a)
  Fully diluted              0.73         0.35         0.37         0.49          1.94(a)

(a) The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

18  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

   Enron's operations are classified into four business segments:

   Transportation and Operation - Interstate transmission of natural gas. Construction, management and operation of pipelines and clean fuels plants. Investment in crude oil transportation activities.

   Domestic Gas and Power Services - Purchasing, marketing and financing of natural gas, natural gas liquids, crude oil and electricity. Price risk management in connection with natural gas, natural gas liquids, crude oil and electricity transactions. Intrastate natural gas pipelines. Development, acquisition and promotion of natural gas fired power plants in North America. Extraction of natural gas liquids.

   International Operations and Development - Independent (non-utility) development, acquisition and promotion of power plants, natural gas liquids facilities and pipelines outside of North
America.

   Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India.

   Financial information by geographic and business segment follows for each of the three years in the period ended December
31, 1996.

Geographic Segments

                                     Year Ended December 31,
(In Millions)                        1996      1995      1994

Operating revenues from
 unaffiliated customers
  United States                    $11,262   $ 7,855   $ 7,604
  Foreign                            2,027     1,334     1,380
                                   $13,289   $ 9,189   $ 8,984
Intersegment sales
  United States                    $    72   $    24   $    49
  Foreign                              128       159       116
                                   $   200   $   183   $   165
Operating income
  United States                    $   490   $   487   $   609
  Foreign                              200       131       107
                                   $   690   $   618   $   716
Income before interest, minority
 interests and income taxes
  United States                    $   938   $   969   $   755
  Foreign                              300       196       189
                                   $ 1,238   $ 1,165   $   944
Identifiable assets
  United States                    $11,580   $10,695   $ 9,597
  Foreign                            2,856     1,327     1,304
                                   $14,436   $12,022   $10,901

Business Segments

                                            Domestic    International
                           Transportation      Gas       Operations     Exploration   Corporate
                                 and        and Power        and            and          and
(In Millions)                 Operation     Services     Development    Production    Other(c)(d)    Total

1996
Unaffiliated revenues(a)       $  748       $11,681        $  213         $  647        $   -       $13,289
Intersegment revenues(b)           58           167             -            177         (402)            -
  Total revenues                  806        11,848           213            824         (402)       13,289
Depreciation, depletion and
 amortization                      82           123            15            251            3           474
Operating income (loss)           367           197            58            205         (137)          690
Equity in earnings of
 unconsolidated subsidiaries       47            84            84              -            -           215
Other income, net                 156            (1)           10             (5)          173          333
Income before interest,
 minority interests and
 income taxes                     570           280           152            200            36        1,238
Additions to property, plant
 and equipment                    181           112            16            540             6          855
Identifiable assets             2,569         7,958           827          2,371           711       14,436
Investments in and advances to
 unconsolidated subsidiaries      563           484           521              -           133        1,701
  Total assets                 $3,132       $ 8,442        $1,348         $2,371         $ 844      $16,137

1995
Unaffiliated revenues(a)       $  805       $ 7,064        $  839         $  481         $   -      $ 9,189
Intersegment revenues(b)           26          (103)           44            278          (245)           -
  Total revenues                  831         6,961           883            759          (245)       9,189
  Depreciation, depletion and
 amortization                      83           104            27            216             2          432
Operating income (loss)           299           115            75            240          (111)         618
Equity in earnings of
 unconsolidated subsidiaries       23            6             58              -            (1)          86
Other income, net                  37           36              9              1           378          461
Income before interest,
 minority interests and
 income taxes                     359          157            142            241           266        1,165
Additions to property, plant
 and equipment                    121           98             58            464             8          749
Identifiable assets             2,361        5,991            814          2,067           789       12,022
Investments in and advances to
 unconsolidated subsidiaries      533          157            468              -            59        1,217
  Total assets                 $2,894      $ 6,148         $1,282         $2,067         $ 848      $13,239

1994
Unaffiliated revenues(a)       $  937      $ 7,166         $  392         $  489         $   -      $ 8,984
Intersegment revenues(b)           39           13              7            290          (349)           -
  Total revenues                  976        7,179            399            779          (349)       8,984
Depreciation, depletion and
 amortization                      88           94             15            242             2          441
Operating income (loss)           327          164             73            195           (43)         716
Equity in earnings of
 unconsolidated subsidiaries       49           18             45              -             -          112
Other income, net                  27           20             30              3            36          116
Income before interest,
 minority interests and
 income taxes                     403          202            148            198            (7)         944
Additions to property, plant
 and equipment                    117           83             14            442             5          661
Identifiable assets             2,388        5,803            450          1,824           436       10,901
Investments in and advances to
 unconsolidated subsidiaries      528          162            351              -            24        1,065
  Total assets                 $2,916      $ 5,965         $  801         $1,824         $ 460      $11,966

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

19  OIL AND GAS PRODUCING ACTIVITIES (Unaudited except for
    Results of Operations for Oil and Gas Producing Activities)

   The following information regarding Enron's oil and gas producing activities should be read in conjunction with Note 1. This information includes amounts attributable to a minority interest of 47% at December 31, 1996, 39% at December 31, 1995 and 20% at December 31, 1994 and 1993.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                 December 31,
(In Millions)                   1996      1995

Proved properties             $ 3,593   $ 3,254
Unproved properties               160       127
  Total                         3,753     3,381
Accumulated depreciation,
 depletion and amortization    (1,653)   (1,499)
Net capitalized costs         $ 2,100   $ 1,882

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities(a)

                                                          Foreign
(In Millions)               United States   Canada   Trinidad   India   Other   Total

1996
Acquisition of properties
  Unproved                       $ 39        $ 4       $ 2       $ -     $ -     $ 45
  Proved                           69          -         -         -       -       69
     Total                        108          4         2         -       -      114
Exploration                        61          8         2         4      17       92
Development                       283         26         7        79       7      402
     Total                       $452        $38       $11       $83     $24     $608

1995
Acquisition of properties
  Unproved                       $ 16        $ 5       $ -       $ -     $ 1     $ 22
  Proved                          123          -         -         5       -      128
     Total                        139          5         -         5       1      150
Exploration                        48          7         -         -      18       73
Development                       217         28        33        17       1      296
     Total                       $404        $40       $33       $22     $20     $519

1994
Acquisition of properties
  Unproved                       $ 46        $ 6       $ -       $ -     $ -     $ 52
  Proved                           17          5         -        13       -       35
     Total                         63         11         -        13       -       87
Exploration                        71          8         1         2      11       93
Development                       223         36        61         -       1      321
     Total                       $357        $55       $62       $15     $12     $501

(a) Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

Results of Operations for Oil and Gas Producing Activities(a)

   The following tables set forth results of operations for oil and gas producing activities for the three years in the period ended December 31, 1996:

                                                          Foreign
(In Millions)               United States   Canada   Trinidad   India   Other   Total

1996
Operating revenues
  Associated companies           $253        $14       $ -       $ -    $  -     $267
  Trade                           282         48        84        21       -      435
  Gains on sales of
   reserves and related
   assets                          19          1         -         -       -       20
     Total                        554         63        84        21       -      722
Exploration expenses,
 including dry hole costs          45          5         2         1      15       68
Production costs                   77         17        15        10       -      119
Impairment of unproved
 oil and gas properties            19          2         -         -       -       21
Depreciation, depletion and
 amortization                     209         25        15         1       1      251
Income (loss) before
 income taxes                     204         14        52         9     (16)     263
Income tax expense (benefit)       54          6        29         4       -       93
Results of operations            $150        $ 8       $23       $ 5    $(16)    $170

1995
Operating revenues
  Associated companies           $224        $ 7       $ -       $ -    $  -     $231
  Trade                           122         37        72        15       -      246
  Gains on sales of
   reserves and related
   assets                          63          -         -         -       -       63
     Total                        409         44        72        15       -      540
Exploration expenses,
 including dry hole costs          35          4         -         -      16       55
Production costs                   64         13         8        11       -       96
Impairment of unproved
 oil and gas properties            22          2         -         -       -       24
Depreciation, depletion and
 amortization                     181         20        15         -       -      216
Income (loss) before
 income taxes                     107          5        49         4     (16)     149
Income tax expense (benefit)        1          1        27         2      (1)      30
Results of operations            $106        $ 4       $22       $ 2    $(15)    $119

1994
Operating revenues
  Associated companies           $316       $  8       $ -       $ -    $  -     $324
  Trade                           115         42        36         1       -      194
  Gains on sales of
   reserves and related
   assets                          54          -         -         -       -       54
     Total                        485         50        36         1       -      572
Exploration expenses,
 including dry hole costs          42          4         1         3       9       59
Production costs                   69         13         5         -       -       87
Impairment of unproved
 oil and gas properties            24          1         -         -       -       25
Depreciation, depletion and
 amortization                     218         17         7         -       -      242
Income (loss) before
 income taxes                     132         15        23        (2)     (9)     159
Income tax expense (benefit)       (8)         6        12        (1)     (3)       6
Results of operations            $140       $  9       $11       $(1)    $(6)    $153

(a) Excludes net revenues associated with other marketing activities, interest charges, general corporate expenses and certain gathering and handling fees, which are not part of required disclosures about oil and gas producing activities.

Oil and Gas Reserve Information

   The following summarizes the policies used by Enron in preparing the accompanying oil and gas supplemental reserve disclosures, Standardized Measure of Discounted Future Net Cash
Flows Relating to Proved Oil and Gas Reserves and reconciliation of such standardized measure from period to period.

   Estimates of proved and proved developed reserves at December 31, 1996, 1995 and 1994 were based on studies performed by Enron's engineering staff for reserves in the United States, Canada, Trinidad and India. Opinions by DeGolyer and
MacNaughton, independent petroleum consultants, for the years ended December 31, 1996, 1995 and 1994 covering producing areas, in the United States and Canada, containing 64%, 60% and 59%, respectively, of proved reserves, excluding deep Paleozoic reserves, of Enron on a net-equivalent-cubic-feet-of-gas basis, indicate that the estimates of proved reserves prepared by Enron's engineering staff for the properties reviewed by DeGolyer and MacNaughton, when compared in total on a net-equivalent-cubic-feet-of-gas basis, do not differ by more than 5% from those prepared by DeGolyer and MacNaughton's engineering staff. In addition, the deep Paleozoic reserves were covered by the opinion of DeGolyer and McNaughton at December 31, 1995. All reports by DeGolyer and MacNaughton were developed utilizing geological and engineering data provided by Enron.

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

   Enron's presentation of estimated proved oil and gas reserves excludes, for each of the years presented, those quantities attributable to future deliveries required under a volumetric production payment. In order to calculate such amounts, Enron has assumed that deliveries under the volumetric production payment are made as scheduled at expected British thermal unit factors, and that delivery commitments are satisfied through delivery of actual volumes as opposed to cash settlements.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

(In Millions)                       United States   Canada   Trinidad   India    Total

1996
Future cash inflows(a)                  $ 9,391     $ 715     $ 709     $ 864   $11,679
Future production costs                  (1,640)     (281)     (237)     (338)   (2,496)
Future development costs                   (306)       (9)       (1)        -      (316)
Future net cash flows before
 income taxes                             7,445       425       471       526     8,867
Future income taxes                      (2,260)      (99)     (246)     (227)   (2,832)
Future net cash flows                     5,185       326       225       299     6,035
Discount to present value at
 10% annual rate                         (2,693)     (100)      (68)     (105)   (2,966)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)      $ 2,492(b)  $ 226     $ 157     $ 194   $ 3,069(b)

1995
Future cash inflows(a)                   $3,996     $ 503     $ 395     $ 396   $ 5,290
Future production costs                    (747)     (204)     (152)     (202)   (1,305)
Future development costs                   (298)       (7)       (4)      (13)     (322)
Future net cash flows before
 income taxes                             2,951       292       239       181     3,663
Future income taxes                        (696)      (46)     (105)      (82)     (929)
Future net cash flows                     2,255       246       134        99     2,734
Discount to present value at
 10% annual rate                         (1,015)      (69)      (19)      (46)   (1,149)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)       $1,240(b)  $ 177     $ 115     $  53   $ 1,585(b)

1994
Future cash inflows(a)                   $2,315     $ 487     $ 318     $ 168   $ 3,288
Future production costs                    (607)     (196)      (87)     (106)     (996)
Future development costs                   (136)      (10)       (2)       (4)     (152)
Future net cash flows before
 income taxes                             1,572       281       229        58     2,140
Future income taxes                        (208)      (57)     (103)      (22)     (390)
Future net cash flows                     1,364       224       126        36     1,750
Discount to present value at
 10% annual rate                           (401)      (67)      (23)      (15)     (506)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)       $  963(b)  $ 157     $ 103     $  21   $ 1,244(b)

(a) Based on year-end market prices determined at the point of delivery from the producing unit.
(b) Excludes $75 million, $36 million and $60 million at December 31, 1996, 1995 and 1994, respectively, associated with a volumetric production payment sold effective October 1, 1992, as amended, to be delivered over a seventy-eight month period beginning October 1, 1992.

Changes in Standardized Measure of Discounted Future Net Cash Flows

(In Millions)                         United States   Canada   Trinidad   India    Total

December 31, 1993                         $1,262       $160      $ 50     $  -    $1,472
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (340)       (38)      (31)       -      (409)
  Net changes in prices and
   production costs                         (506)       (66)       11        -      (561)
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             225         51        97        -       373
  Development costs incurred                  70          7         7        -        84
  Revisions of estimated development
   costs                                       7          6         -        -        13
  Revisions of previous quantity
   estimates                                  (3)        (3)       14        -         8
  Accretion of discount                      145         20         7        -       172
  Net change in income taxes                 168         20       (46)      (8)      134
  Purchases of reserves in place              17          3         -       29        49
  Sales of reserves in place                 (28)         -         -        -       (28)
  Changes in timing and other                (54)        (3)       (6)       -       (63)
December 31, 1994                         $  963       $157      $103     $ 21    $1,244
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (268)       (30)      (64)      (5)     (367)
  Net changes in prices and
   production costs                           12         (6)      (37)       8       (23)
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             376(a)      38        54       46       514(a)
  Development costs incurred                  29          3         2        -        34
  Revisions of estimated development
   costs                                       1          -        29        4        34
  Revisions of previous quantity
   estimates                                   6         (5)       10        -        11
  Accretion of discount                       97         18        17        3       135
  Net change in income taxes                (133)        11        (8)     (28)     (158)
  Purchases of reserves in place             194          -         -        -       194
  Sales of reserves in place                 (54)        (1)        -        -       (55)
  Changes in timing and other                 17         (8)        9        4        22
December 31, 1995                         $1,240(a)    $177      $115     $ 53    $1,585(a)
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (437)       (46)      (69)     (11)     (563)
  Net changes in prices and
   production costs                        1,817         58        60       54     1,989
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             581         63        62      150       856
  Development costs incurred                  58          2         2        -        62
  Revisions of estimated development
   costs                                     (14)        (3)        1       14        (2)
  Revisions of previous quantity
   estimates                                   7         (1)       80        -        86
  Accretion of discount                      137         18        20        9       184
  Net change in income taxes                (656)       (30)      (74)     (87)     (847)
  Purchases of reserves in place             162          -         -        -       162
  Sales of reserves in place                (103)        (3)        -        -      (106)
  Changes in timing and other               (300)        (9)      (40)      12      (337)
December 31, 1996                         $2,492(a)    $226      $157     $194    $3,069(a)

(a) Includes approximately $344 million and $77 million related to the reserves in the Big Piney deep Paleozoic formations at December 31, 1996 and 1995, respectively.

Reserve Quantity Information

   Enron's estimates of proved developed and net proved reserves of crude oil, condensate, natural gas liquids and natural gas and of changes in net proved reserves were as follows:

                                United States     Canada   Trinidad   India    Total

Net proved developed reserves
Natural gas (Bcf)
  December 31, 1993               1,079.8(a)      250.6      71.4        -    1,401.8(a)
  December 31, 1994               1,128.2(a)      288.3     206.2        -    1,622.7(a)
  December 31, 1995               1,218.1(a)(b)   310.1     233.9        -    1,762.1(a)(b)
  December 31, 1996               1,325.7(a)(b)   319.5     370.2    124.6    2,140.0(a)(b)
Liquids (MBbl)(c)
  December 31, 1993              11,165(a)      5,409     1,591        -     18,165(a)
  December 31, 1994              16,770(a)      7,073     4,429    7,585     35,857(a)
  December 31, 1995              19,977(a)      6,505     5,607   11,542     43,631(a)
  December 31, 1996              24,868(a)      7,452     8,168   10,791     51,279(a)

Natural gas (Bcf)
Net proved reserves at
 December 31, 1993                1,313.2(a)      271.0     100.5      -      1,684.7(a)
  Revisions of previous
   estimates                        (17.1)         (6.5)     15.0      -         (8.6)
  Purchases in place                 18.8           9.2       -       29.3       57.3
  Extensions, discoveries and
   other additions                  233.8          50.2     113.9      -        397.9
  Sales in place                    (29.3)         (1.0)      -        -        (30.3)
  Production                       (212.0)        (26.3)    (23.2)     -       (261.5)
Net proved reserves at
 December 31, 1994                1,307.4(a)      296.6     206.2     29.3    1,839.5(a)
  Revisions of previous
   estimates                         10.1          (8.1)     17.5    (29.3)      (9.8)
  Purchases in place                174.8           -         -        -        174.8
  Extensions, discoveries and
   other additions                1,391.6(b)       54.8      60.8     75.0    1,582.2(b)
  Sales in place                    (38.1)         (1.7)      -        -        (39.8)
  Production                       (191.7)        (27.7)    (39.0)     -       (258.4)
Net proved reserves at
 December 31, 1995                2,654.1(a)(b)   313.9     245.5     75.0    3,288.5(a)(b)
  Revisions of previous
   estimates                          3.6          (2.9)     79.6      -         80.3
  Purchases in place                100.6           0.9       -        -        101.5
  Extensions, discoveries and
   other additions                  256.8          49.2      90.7    124.6      521.3
  Sales in place                    (58.4)         (4.3)      -        -        (62.7)
  Production                       (210.2)        (35.9)    (45.6)     -       (291.7)
Net proved reserves at
 December 31, 1996                2,746.5(a)(b)   320.9     370.2    199.6    3,637.2(a)(b)


                               United States   Canada   Trinidad   India    Total

Liquids (MBbl)(c)
Net proved reserves at
 December 31, 1993                 13,172       5,471     2,218        -   20,861
  Revisions of previous
   estimates                        2,179        (177)      455        -    2,457
  Purchases in place                  358           -        -     7,617    7,975
  Extensions, discoveries and
   other additions                  5,332       2,848    2,687         -   10,867
  Sales in place                     (257)          -        -         -     (257)
  Production                       (2,997)       (905)    (931)      (32)  (4,865)
Net proved reserves at
 December 31, 1994                 17,787       7,237    4,429     7,585   37,038
  Revisions of previous
   estimates                         (413)       (351)     396     4,874    4,506
  Purchases in place                4,264           -        -         -    4,264
  Extensions, discoveries and
   other additions                  8,703         729    3,896         -   13,328
  Sales in place                   (1,241)         (9)       -         -   (1,250)
  Production                       (3,701)     (1,021)  (1,851)     (917)  (7,490)
Net proved reserves at
 December 31, 1995                 25,399       6,585    6,870    11,542   50,396
  Revisions of previous
   estimates                          339         191    1,835         -    2,365
  Purchases in place                  312           2        -         -      314
  Extensions, discoveries and
   other additions                  7,103       2,116    1,388       275   10,882
  Sales in place                     (447)       (121)       -         -     (568)
  Production                       (3,830)     (1,321)  (1,925)   (1,026)  (8,102)
Net proved reserves at
 December 31, 1996                 28,876       7,452    8,168    10,791   55,287

(a) Excludes approximately 37.5 Bcf, 54.2 Bcf, 70.9 Bcf and 87.5 Bcf at December 31, 1996, 1995, 1994 and 1993, respectively, associated with a volumetric production payment sold effective October 1, 1992, as amended, to be delivered over a seventy-eight month period beginning October 1, 1992.
(b) Includes 1,180.0 Bcf related to net proved Deep Paleozoic natural gas reserves.
(c) Includes crude oil, condensate and natural gas liquids.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULE


To Enron Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Enron Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 17, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              Arthur Andersen LLP

Houston, Texas
February 17, 1997

                                                                SCHEDULE II

                       ENRON CORP. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                               (In Millions)

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

1996
Reserves deducted from
 assets to which they apply
  Allowance for doubtful
   accounts                       $ 12           $ 3         $ -           $ 9             $  6
  Assets from price risk
   management activities          $207           $87         $(8)          $37             $249

Reserve for regulatory issues
  Current                         $ 14           $ 1         $ -           $13             $  2
  Noncurrent                      $ 37           $ -         $ -           $31             $  6

Reserve for insurance claims
 and losses - noncurrent          $ 24           $12         $ -           $ 7             $ 29

Reserve for Clean Fuels
 Plant Operations                 $ 75           $ -         $ -           $55             $ 20

1995
Reserves deducted from
 assets to which they apply
  Allowance for doubtful
   accounts                       $ 13           $ 4         $  -          $ 5             $ 12
  Assets from price risk
   management activities          $130           $50         $ 45          $18             $207

Reserve for regulatory issues
  Current                         $  6           $13         $  -          $ 5             $ 14
  Noncurrent                      $  -           $37         $  -          $ -             $ 37

Reserve for insurance claims
 and losses - noncurrent          $ 25           $ 8         $  -          $ 9             $ 24

Reserve for Clean Fuels
 Plant Operations                 $  -           $75         $  -          $ -             $ 75

1994
Reserves deducted from
 assets to which they apply
  Allowance for doubtful
   accounts                       $ 22           $ 5         $  -          $14(1)          $ 13
  Assets from price risk
   management activities          $103           $13         $ 19          $ 5             $130

Reserve for regulatory issues
  Current                         $ 22           $15         $  5          $36             $  6
  Noncurrent                      $ 21           $ 1         $  -          $22             $  -

Reserve for insurance claims
 and losses - noncurrent          $ 28           $ 2         $  -          $ 5             $ 25

(1) Includes $11 million resulting from the sale of a majority interest in Enron's crude oil trading and transportation assets.

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                              ENRON CORP.
                              (Registrant)



                              By:  RICHARD A. CAUSEY
                                   (Richard A. Causey)
                                   Senior Vice President and
                                   Chief Accounting and
                                   Information Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


       Signature                  Title

     KENNETH L. LAY           Chairman of the Board, Chief
     (Kenneth L. Lay)         Executive Officer and Director
                              (Principal Executive Officer)

     RICHARD A. CAUSEY        Senior Vice President and Chief
     (Richard A. Causey)      Accounting and Information Officer
                              (Principal Accounting Officer)

     ANDREW S. FASTOW         Senior Vice President, Finance
    (Andrew S. Fastow)        (Principal Financial Officer)

     ROBERT A. BELFER*        Director
    (Robert A. Belfer)

    NORMAN P. BLAKE, JR.*     Director
   (Norman P. Blake, Jr.)

      RONNIE C. CHAN*         Director
     (Ronnie C. Chan)

      JOHN H. DUNCAN*         Director
     (John H. Duncan)

       JOE H. FOY*            Director
      (Joe H. Foy)

     WENDY L. GRAMM*          Director
    (Wendy L. Gramm)

    ROBERT K. JAEDICKE*       Director
   (Robert K. Jaedicke)

   CHARLES A. LeMAISTRE*      Director
  (Charles A. LeMaistre)

    JEFFREY K. SKILLING*      Director and President and Chief
   (Jeffrey K. Skilling)      Operating Officer

     JOHN A. URQUHART*        Director
    (John A. Urquhart)

      JOHN WAKEHAM*           Director
     (John Wakeham)

     CHARLS E. WALKER*        Director
    (Charls E. Walker)

   HERBERT S. WINOKUR, JR.*   Director
  (Herbert S. Winokur, Jr.)







*By:  PEGGY B. MENCHACA
     (Peggy B. Menchaca)
(Attorney-in-fact for persons indicated)