Form 10-Q
period 1997-03-31
ENRON CORP
filed 1997-05-14
CIK 72859

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997



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

            Class               Outstanding at April 30, 1997

Common Stock, $0.10 Par Value       255,124,541 shares




                          1 of 21

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1997 and 1996                  3
        Consolidated Balance Sheet - March 31, 1997
         and December 31, 1996                                 4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1997 and 1996                  6
        Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     12


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  20

   ITEM 6. Exhibits and Reports on Form 8-K                   20

                      PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    1997        1996

Revenues                                          $5,344      $3,054
Costs and Expenses
  Cost of gas, electricity and other products      4,632       2,341
  Operating expenses                                 273         297
  Oil and gas exploration expenses                    22          19
  Depreciation, depletion and amortization           124         120
  Taxes, other than income taxes                      36          37
                                                   5,087       2,814
Operating Income                                     257         240
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                                       41          31
  Other income, net                                  131         144
Income before Interest, Minority Interests
 and Income Taxes                                    429         415
Interest and Related Charges, net                     70          69
Dividends on Company-Obligated Preferred Stock
 of Subsidiaries                                      15           8
Minority Interests                                    19          15
Income Taxes                                         103         110
Net Income                                           222         213
Preferred Stock Dividends                              4           4
Earnings on Common Stock                          $  218      $  209
Earnings per Share of Common Stock
  Primary                                         $ 0.88       $ 0.86
  Fully diluted                                   $ 0.81       $ 0.80

Average Number of Common Shares Used in
 Primary Computation                                 248         244

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  March 31,  December 31,
                                                     1997        1996

ASSETS

Current Assets
  Cash and cash equivalents                      $   255     $   256
  Trade receivables                                1,496       1,841
  Other receivables                                  228         328
  Transportation and exchange gas receivable          78          86
  Inventories                                        111         164
  Assets from price risk management activities       657         841
  Other                                              448         463
     Total Current Assets                          3,273       3,979

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                    1,685       1,701
  Assets from price risk management activities     1,266       1,632
  Other                                            1,845       1,713
     Total Investments and Other Assets            4,796       5,046

Property, Plant and Equipment, at cost            11,324      11,348
  Less accumulated depreciation, depletion
   and amortization                                4,245       4,236
     Net Property, Plant and Equipment             7,079       7,112

Total Assets                                     $15,148     $16,137

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                                   March 31,   December 31,
                                                      1997         1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                  $ 1,488     $ 1,955
  Transportation and exchange gas payable                99          80
  Accrued taxes                                          62          70
  Accrued interest                                       58          56
  Liabilities from price risk management
   activities                                           699       1,029
  Other                                                 376         518
     Total Current Liabilities                        2,782       3,708

Long-Term Debt                                        3,564       3,349

Deferred Credits and Other Liabilities
  Deferred income taxes                               2,359       2,290
  Liabilities from price risk management
   activities                                           531         980
  Other                                                 480         740
     Total                                            3,370       4,010

Minority Interests                                      754         755

Company-Obligated Preferred Stock of Subsidiaries       764         592
Shareholders' Equity
  Second preferred stock, cumulative, $1 par value      137         137
  Common stock, $0.10 par value                          26          26
  Additional paid in capital                          1,879       1,870
  Retained earnings                                   2,172       2,007
  Cumulative foreign currency translation
   adjustment                                          (142)       (127)
  Common stock held in treasury                          (7)        (30)
  Other (including Flexible Equity Trust)              (151)       (160)
     Total                                            3,914       3,723

Total Liabilities and Shareholders' Equity          $15,148     $16,137

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net Income                                          $ 222       $ 213
  Depreciation, depletion and amortization              124         120
  Oil and gas exploration expenses                       22          19
  Deferred income taxes                                  54          80
  Gains on sale of assets                              (107)       (111)
  Changes in components of working capital              (71)        137
  Net assets from price risk management activities     (228)       (144)
  Amortization of production payment transaction        (11)        (11)
  Other, net                                           (147)         (7)
Net Cash Provided by (Used in) Operating Activities    (142)        296
Cash Flows From Investing Activities
  Proceeds from sale of investments and other assets    298          58
  Additions to property, plant and equipment           (214)       (119)
  Equity investments                                    (79)       (162)
  Other, net                                            (73)        (22)
Net Cash Used in Investing Activities                   (68)       (245)
Cash Flows From Financing Activities
  Net increase in short-term borrowings                 373          32
  Issuance of long-term debt                             31         139
  Repayments of long-term debt                         (189)       (110)
  Issuance of company-obligated preferred stock
   of subsidiaries                                      172           -
  Issuance of common stock                                -          50
  Dividends paid                                        (83)        (67)
  Net acquisition of treasury stock                     (32)        (20)
  Other, net                                            (63)          9
Net Cash Provided by Financing Activities               209          33
Increase (Decrease) in Cash and Cash Equivalents         (1)         84
Cash and Cash Equivalents, Beginning of Period          256         115
Cash and Cash Equivalents, End of Period              $ 255       $ 199

Changes in Components of Working Capital
  Receivables                                         $ 453       $ (39)
  Inventories                                            53          39
  Payables                                             (448)        109
  Accrued taxes                                          (8)        (25)
  Accrued interest                                        2           8
  Other                                                (123)         45

  Total                                               $ (71)      $ 137

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

   Certain reclassifications have been made in the 1996 amounts to conform with the 1997 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. Supplemental Cash Flow Information

   Net cash paid for income taxes for the first quarter of 1997 and 1996 was $9 million and $44 million, respectively.
Cash paid for interest expense for the same periods, net of amounts capitalized, was $81 million and $66 million, respectively.

   Non-cash investing activities during the first quarter of 1997 included the issuance of common stock and notes payable, with a combined aggregate value of $78.8 million, as partial consideration in the acquisition of wind energy assets.

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

   On March 29, 1996, Enron and two of its wholly-owned subsidiaries filed suit in the state district court of Harris County, Texas seeking a ruling that the Capacity Reservation and Transportation Agreement (CRTA) dated September 10, 1990 between Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and the "CATS" parties has terminated due to consistent material breaches of that agreement by the CATS parties. The suit was removed to the federal district court in Houston, Texas. Proceedings in the Houston lawsuit have been enjoined by an English court. Enron is appealing the injunction. In April 1996, TGTL, reserving its position in the Houston lawsuit, notified the CATS parties in accordance with the provisions of the CRTA that as a result of their failure to make available the Transportation Service (as defined in the contract) by April 1, 1996, the CRTA was terminated. The CATS parties were to have provided transportation under the CRTA to ship gas through the Central Area Transmission System (CATS) pipeline, owned by the CATS parties. In a separate lawsuit filed in the English court, the CATS parties are suing TGTL and Enron (on the basis of its guarantee of TGTL's obligations under the CRTA) for allegedly failing to make quarterly "send-or-pay" payments under the CRTA. TGTL has refused to make these payments for the same reason that it terminated the CRTA: its position is that the Transportation Service (as defined in the CRTA) was not available. Termination of the CRTA may lead to termination of the "J-Block Contracts". Trial on these matters commenced in the English court on October 28, 1996. The trial concluded in March 1997, and a decision is anticipated in June 1997.

   The J-Block Contracts are long-term gas contracts that Enron entered into in March 1993 with Phillips Petroleum Company United Kingdom Limited, British Gas Exploration and Production Limited and Agip (U.K.) Limited to purchase future gas production from the J-Block field which is located in the North Sea offshore the United Kingdom. Such agreements provide for Enron to take or pay for gas at a fixed price (with possible escalations throughout the contract period) on an annual basis. The contract price is in excess of market prices as of May 1997; however, United Kingdom natural gas prices have been volatile. The agreements provide that gas paid for, but not taken, can be recovered in later contract years. In September 1995, Enron announced that, in accordance with its contractual rights, it had notified the J-Block sellers that Enron's nominations for gas from the J-Block fields were estimated to be zero from the first delivery date of September 25, 1996 through September 30, 1997. In addition, in accordance with its contractual rights, Enron made no estimated nominations for J-Block gas under the J-Block Contracts for the contract year ending September 30, 1998. While not challenging these actions, the J-Block sellers have, in a proceeding commenced in English court on March 29, 1996, sought a declaration that Enron should have agreed to a "Commissioning Date" (which might trigger Enron's take-or-pay obligations) of earlier than September 25, 1996, the date set forth in the J-Block Contracts as the Commissioning Date in the absence of an agreement on an earlier date. In October 1996, an English Court of Appeal ruled that Enron was not obligated to agree on an earlier Commissioning Date, thus making the contract period ending September 30, 1997 the first year in which Enron has a potential take-or-pay obligation. This ruling is being appealed to the House of Lords by the J-Block sellers.

   Enron continues to believe that there are many reasons for the parties to resolve any contract issues commercially, but efforts have not been successful to date. The ultimate outcome of settlement discussions or the results of litigation and changes in market conditions could result in a material adverse impact on earnings in any given period. However, although no assurances can be given, based upon information currently available and Enron's expectation of the ultimate outcome of the matters discussed above, Enron anticipates that the J-Block and CRTA contracts will not have a materially adverse effect on its financial position.

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

4. Proposed Merger

   As previously reported, Enron announced on July 22, 1996 that it had signed an agreement to merge with Portland General Corporation (PGC) in a stock-for-stock transaction. PGC is an electric utility holding company, serving retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron initially proposed to issue approximately 51 million common shares to shareholders of PGC in a one for one exchange of shares, as a result of which Enron would be the surviving corporation. On April 14, 1997, Enron and PGC announced that their respective boards of directors had approved a revised merger agreement providing for, among other things, a revised share exchange ratio of 0.9825 shares of Enron common stock for each share of PGC common stock, or approximately 50 million Enron shares. Enron will account for the transaction on a purchase accounting basis.

   The original merger agreement was approved by each company's shareholders on November 12, 1996. The amended merger agreement requires PGC shareholder approval, but does not require Enron shareholder approval. Supplemental proxy materials were filed with the Securities and Exchange Commission (the Commission) in April 1997, and, subject to Commission review, a PGC shareholder vote is expected to occur at PGC's annual shareholder meeting scheduled for June 24, 1997. The merger also remains subject to satisfactory receipt of regulatory approval from the Oregon Public Utility Commission (OPUC) consistent with certain conditions in the amended Enron/PGC merger agreement. On April 29, 1997, Enron and PGC finalized a settlement agreement with OPUC staff and other interested parties. The OPUC's final decision is currently scheduled for June 4, 1997. Enron and PGC have received all other regulatory approvals required for the merger.

5. Sale of Liquids Assets

   During the first quarter of 1997, Enron completed the sale of (i) the stock of Enron Liquids Pipeline Company, the general partner and 15% owner and operator of Enron Liquids Pipeline, L.P., (ii) the stock of Enron Louisiana Energy Company, a natural gas processor and natural gas liquids producer and fractionator in Louisiana, (iii) its wholesale propane business, (iv) the stock of Enron Gas Processing Company, which owns interests in the Bushton gas processing and natural gas liquids storage complex in Kansas, and (v) the general and limited partner interests in Enron Gathering Limited Partnership, which owns and operates an extensive natural gas gathering system in the Hugoton basin of Kansas and Oklahoma. Proceeds from the sales totaled approximately $295 million. The sale of these non-strategic North American liquids assets is consistent with Enron's previously announced strategy of focusing on core businesses, and is not material to Enron's operations. Pre-tax income of $102 million was recognized in the first quarter of 1997 on these sales. Additionally, as part of the sales transaction, Enron was relieved of its obligations as primary obligor under an operating lease with undiscounted minimum payments totaling approximately $356 million. Enron has guaranteed such minimum lease payments and has been indemnified by an investment grade company.

6. Earnings Per Share

   In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
(SFAS) No. 128 - "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. This statement replaces primary earnings per share (EPS) with a newly defined basic EPS and modifies the computation of diluted EPS. Enron's basic and diluted EPS computed using the requirements of SFAS No. 128 are the same as the currently disclosed primary and fully diluted EPS, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 1997
vs. First Quarter 1996

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's first quarter 1997 net income increased to $222 million as compared to $213 million during the first quarter of 1996. Net income in the first quarter of 1997 benefited primarily from increased income before interest, minority interests and income taxes in the transportation and operation, domestic gas and power services and exploration and production segments and decreased income taxes. These increases were partially offset by losses before interest, minority interests and income taxes from the retail energy services and corporate and other segments and increased dividends on company-obligated preferred stock of subsidiaries and minority interests. Earnings per share rose to $0.88 in the first quarter of 1997 from $0.86 in the same period in 1996.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                  First Quarter     Increase
                                   1997   1996     (Decrease)

Transportation and Operation       $249   $233        $ 16
Domestic Gas and Power Services     123     98          25
Retail Energy Services              (14)     -         (14)
International Operations and
 Development                         38     40          (2)
Exploration and Production           42     30          12
Corporate and Other                  (9)    14         (23)
   Total                           $429   $415        $ 14

TRANSPORTATION AND OPERATION

   The transportation and operation segment is comprised of the Enron Gas Pipeline Group, which includes results of Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern) and Enron's 50% interest in Florida Gas Transmission Company (Florida Gas); and Enron Ventures Corp., which includes results of Enron Engineering
& Construction and the operation of clean fuels plants. Results from Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) are also included in this segment. The segment's IBIT increased $16 million in the first quarter of 1997 as compared to the same period in 1996. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

NET REVENUES

   Revenues, net of the cost of gas and other products sold, of the transportation and operation segment declined $5 million (2%) during the first quarter of 1997 as compared to the same period in 1996, primarily due to the turnback of capacity at Transwestern effective in November 1996.

COSTS AND EXPENSES

   Operating expenses in the transportation and operation segment declined $14 million (18%) during the first quarter of 1997 as compared to the same period in 1996. The decline primarily reflects lower operating expenses on the interstate pipelines primarily as a result of reduced expenses due to lower regulatory amortization and field operation expenses.

OTHER INCOME AND DEDUCTIONS

   Other income, net, was $110 million in both the first quarter of 1997 and the same period in 1996. Income of $102 million was recognized in 1997 primarily due to the sales of the liquids assets (see Note 5), compared with gains of $90 million on the sale of non-strategic natural gas processing and gathering facilities in the first quarter of 1996.

DOMESTIC GAS AND POWER SERVICES

   The domestic gas and power services segment reflects results of operations for Enron Capital & Trade Resources
(ECT), which conducts Enron's energy commodity marketing, purchasing and financing activities and the management of the portfolio of physical and financial commitments arising from these activities. ECT can be categorized into three business lines: cash and physical, risk management and finance. ECT's IBIT was $123 million for the first quarter of 1997 as compared to $98 million for the same period in 1996. The following discussion analyzes the contributions to IBIT for each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:


                                               First Quarter
                                               1997      1996

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d)(1)
  Firm(2)                                     8,699     6,350
  Interruptible                               3,142     1,780
  Transport Volumes                             207       413
     Subtotal                                12,048     8,543
  Financial Settlements (Notional)           39,916    35,682
     Total                                   51,964    44,225

Production Payments and Financings
 Arranged (In Millions)                        $ 14      $237

Fixed Price Contract Originations (TBtue)(3)    352       471

Electricity (Thousand Megawatt hours)
  Owned Production                              719       804
  Transaction Volumes Marketed               33,292     9,868

(1)  Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3)  Trillion British thermal units equivalent.

   The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also included in this line of business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts.
The cash and physical operations earnings before overhead expenses were $113 million in the first quarter of 1997 and $91 million in the same period in 1996. This increase was primarily attributable to increased earnings from ECT's portfolio of European contracts. North American commodity marketing and contract portfolio management contributed significant earnings in the first quarter of both 1997 and 1996 due to strong margins and volumes related to seasonal volatility.

   The risk management operations consist of long-term energy commodity contracts (transactions greater than one year). First quarter earnings before overhead expenses from this unit were $34 million in 1997 compared to $38 million in 1996. Earnings from this unit decreased primarily due to lower originations from long-term contracts in North America for both gas and power, partially offset by increased originations in the European market.

   ECT's finance operations provide a variety of capital products to the energy sector including volumetric production payments, loans and equity investments. The finance operations had earnings before overhead expenses of $4 million in the first quarter of 1997 as compared to a loss of $4 million in 1996. The 1997 increase in earnings relates primarily to increased equity earnings from ECT's investment in Joint Energy Development Investments Limited Partnership (JEDI), which carries its capital investments at fair value.

   ECT's overhead expenses such as rent, systems expenses and other support group costs were $28 million in the first quarter of 1997 and $27 million in the same period in 1996.

RETAIL ENERGY SERVICES

   Enron's retail energy services are provided by Enron
Energy Services (EES), which was formed in late 1996 to serve the U.S. retail natural gas and electricity markets.
EES has participated successfully in selected natural gas and electric retail marketing pilots. EES reported a loss of $14 million in the first quarter of 1997 as a result of significant systems, regulatory and branding costs related to positioning EES to aggressively market natural gas and electricity to end users.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   Enron's international operations and development activities are conducted by Enron International (EI). Such activities include the development of power, pipeline and other energy infrastructure in emerging markets. Additionally, EI manages and operates the projects once commercial operation has been achieved. The segment includes results of Enron Global Power & Pipelines L.L.C.
(EPP) and Enron Americas, Inc. The segment's first quarter IBIT decreased $2 million from 1996 to 1997. The following discussion analyzes the significant changes in the segment's results.

   Revenues, net of cost of sales, and operating expenses for the international segment were relatively unchanged in the first quarter of 1997 as compared with 1996.

   Equity in earnings of unconsolidated subsidiaries increased from $18 million in the first quarter of 1996 to $22 million in the same period in 1997 due primarily to increased ownership of Compania de Inversiones de Energia S.A., which indirectly owns and operates Transportadora de Gas del Sur S.A. (TGS), a 4,104 mile natural gas pipeline system in Argentina.

EXPLORATION AND PRODUCTION

   Enron's exploration and production activities are conducted by Enron Oil & Gas Company (EOG). The exploration and production segment's IBIT increased $12 million to $42 million in the first quarter of 1997 compared with the same period of 1996. The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                           First Quarter
                                           1997      1996
Natural Gas Volumes (Mmcf/d)(1)
  North America(2)                          738       715
  Trinidad                                  112       133
     Total                                  850       848
Average Natural Gas Prices ($/Mcf)
  North America(3)                       $ 2.58    $ 1.74
  Trinidad                                 1.04      1.00
     Total Composite                       2.38      1.62
Crude/Condensate Volumes (Mbbl/d)(1)
  North America                            13.1      11.3
  Trinidad                                  3.7       7.1
  India                                     2.8       3.0
     Total                                 19.6      21.4
Average Crude/Condensate Prices ($/Bbl)
  North America                          $21.55    $18.41
  Trinidad                                21.56     17.96
  India                                   22.99     17.36
     Total Composite                      21.76     18.11

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended March 31, 1997 and 1996 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $2.47/Mcf and $0.91/Mcf for the three-month periods ended March 31, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues, net of gas sold in connection with natural gas marketing, increased $23 million (15%) during the first quarter of 1997 as compared to the same period in 1996. Wellhead revenues increased 38% to $226 million in the first quarter of 1997 as compared to $163 million in the first quarter of 1996. This increase reflects increased North America volumes and increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids, partially offset by decreased wellhead crude oil and condensate volumes compared to the first quarter of 1996. The reduction in wellhead crude oil and condensate volumes resulted primarily from a decline in crude oil production offshore Trinidad, partially due to a reduction in purchaser nominations to base contract levels.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenue by $46 million during the first quarter of 1997 due to the overall increase in product prices during the period, compared to an $8 million reduction in the first quarter of 1996. Deferred revenue reductions of $26 million related to the closing of 1997 natural gas price hedging transactions will be recognized by EOG during the remainder of 1997.

COSTS AND EXPENSES

   Operating expenses increased $4 million (13%) in the first quarter of 1997 as compared with the 1996 quarter, primarily due to increased production activity at higher costs in North America to realize the higher product prices available in the first quarter of 1997 and higher costs associated with the start-up of operations offshore India.
Worldwide increases in exploration activities in the first quarter of 1997 over the first quarter of 1996 increased exploration expenses by $3 million (17%). Taxes other than income were $6 million higher in the first quarter of 1997 compared to the same period in 1996 primarily reflecting increased wellhead revenues in North America.

CORPORATE AND OTHER

   The corporate and other segment realized a loss of $9 million in the first quarter of 1997 as compared to earnings of $14 million in the same quarter of 1996. The first quarter 1996 results include a $17 million gain from the sale of EOG shares held by Enron.

MINORITY INTERESTS

   Minority interests increased to $19 million in the first quarter of 1997 from $15 million in the comparable prior period, primarily due to increased net income from EPP.

DIVIDENDS ON COMPANY-OBLIGATED PREFERRED STOCK OF SUBSIDIARIES

   Dividends on company-obligated preferred stock of subsidiaries increased from $8 million in the first quarter of 1996 to $15 million in the same period of 1997, primarily due to the issuance of $387 million of additional preferred securities during 1996 and the first quarter of 1997.

INCOME TAXES

   Income taxes decreased during the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of tax benefits recognized from differences in financial and tax basis in assets and lower deferred state tax requirements resulting from state tax planning strategies, partially offset by increased pretax income.

FINANCIAL CONDITION

   Cash used in operating activities totaled approximately $142 million during the first quarter of 1997 as compared to $296 million of cash provided during the same period last year. The decrease in cash from operating activities reflects increased working capital requirements due, in part, to the repayment of obligations incurred in connection with the purchase of Enron's additional interest in CIESA during 1996 and increased cash used in connection with price risk management activities.

   Cash used in investing activities totaled $68 million during the first quarter of 1997 as compared to $245 million during the same period in 1996. The decrease primarily reflects increased proceeds from the sale of assets and investments, partially offset by higher additions to property, plant and equipment primarily in the exploration and production, domestic gas and power services and transportation and operations segments.

   Cash provided by financing activities totaled $209
million during the first quarter of 1997 as compared to $33 million during the same period in 1996. During the first three months of 1997, net issuances of short- and long-term debt totaled $215 million. In addition, company-obligated preferred stock of subsidiaries totaling $172 million was issued in the first quarter of 1997. Proceeds from these issuances were used primarily to fund capital and other expenditures.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at March 31, 1997 was $9.0 billion.
Debt as a percentage of total capitalization was 39.6% at March 31, 1997 as compared to 39.8% at year-end 1996 and 42.1% at March 31, 1996. Assuming the mandatory conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the proforma debt to capitalization percentage would be approximately 37.8% at March 31, 1997.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed March 17, 1997, containing Enron Corp. Consolidated Financial
     Statements for the year ended December 31, 1996.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 13, 1997        By: Richard A. Causey
                               Richard A. Causey
                               Senior Vice President and
                                Chief Accounting and Information
                                Officer
                               (Principal Accounting Officer)